Form 10KSB
period 1997-12-31
ASSOCIATED MEDICAL DEVICES INC
filed 1998-03-18
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1997


                            Commission File No. 09489

                        Associated Medical Devices, Inc.

                 (Name of Small Business Issuer in its Charter)


      Nevada        211 West Wall, Midland, Texas 79701         88-0164955
(State or Other    (Address of Principal Executive Office,  (I.R.S. Employer
Jurisdiction of     including Zip Code)                      Identification No.)
incorporation or
organization)

                                 (915) 682-1761
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------
          None

Securities  Registered  Under Section  12(g) of the Exchange Act:  Common Stock,
 .001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,093,967

Transitional Small Business Disclosure Format:  Yes        No  X
                                                    ---       ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

General

     Associated Medical Devices, Inc. (the "Company") was incorporated in 1980 under the laws of the State of Nevada and filed a registration statement under The Securities Act of 1933, as amended, thereafter with the Securities and Exchange Commission with respect to a public offering of its common stock. The Company's public offering became effective September 12, 1980, the net proceeds of which were $1,957,000.

     The Company was engaged in the development of several medical devices. The Company was unsuccessful in its attempt to exploit commercially the medical devices, and became illiquid during the first quarter of 1986.

     The Company's corporate charter was revoked in 1986 by the State of Nevada for failure to file required documents and pay associated fees. On February 1, 1995, the corporate charter was revived and the Directors of the Board appointed the current directors, then resigned.

     It is the intention of the new management to bring its SEC periodic reporting to date in order that the Company might be potentially attractive to a private business that has interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business

     The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

     Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

     If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

     In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

     The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 2.  Description of Property.
---------------------------------

         The Company has no properties.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1997..

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

     The stock does not trade on any exchange or the OTC market. There is no known public market for this security.
     As of January 1, 1998, there were 2494 holders on record of the Company's common stock, holding a total of 44,093,967 shares.

Dividend Policy

     The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operation.
         -------------------------------
Discussion of Financial Condition

     The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

     The Company's independent auditor, S.W. Hatfield & Associates, expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

Plan of Business

     General. The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

     Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

     If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

     Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

     The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Item 7.  Financial Statements.

                        ASSOCIATED MEDICAL DEVICES, INC.
                                    CONTENTS



                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets as of December 31, 1997 and 1996                          F-3

   Statements of Operations
     for the years ended December 31, 1997 and 1996                         F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1997 and 1996                         F-5

   Statements of Cash Flows
     for the years ended December 31, 1997 and 1996                         F-6

   Notes to Financial Statements                                            F-7

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Associated Medical Devices, Inc.

We have audited the accompanying balance sheets of Associated Medical Devices, Inc. (a Nevada corporation) as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Medical Devices, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.




                                           /s/ S. W. HATFIELD + ASSOCIATES
                                               ---------------------------
                                               S. W. HATFIELD + ASSOCIATES
Dallas, Texas
January 29, 1998


                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)



                        ASSOCIATED MEDICAL DEVICES, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996



                                                                     1997          1996
                                                                 -----------     -----------
                                     ASSETS

Current assets                                                   $         -    $         -


     Total Assets                                                $         -    $         -




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Current liabilities
     Accounts payable - trade                                    $     4,248    $     2,832
                                                                 -----------    -----------

Commitments and contingencies


Shareholders' equity Common stock - $0.001 par value
     50,000,000 shares authorized
     44,093,967 and 44,123,967 shares
     issued and outstanding,  respectively                            44,094         44,124
   Additional paid-in capital                                      2,708,394      2,708,510
   Accumulated deficit                                            (2,756,736)    (2,755,320)
                                                                 -----------    -----------
                                                                      (4,248)        (2,686)
   Treasury stock - at cost (30,000 shares)                                -           (146)
                                                                 -----------    -----------

       Total shareholders' equity                                     (4,248)        (2,832)
                                                                 -----------    -----------

Total Liabilities and Shareholders' Equity                       $         -    $         -
                                                                 ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                            F-3

                        ASSOCIATED MEDICAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1997 and 1996


                                                      1997            1996
                                                  ------------    ------------

Revenues                                          $          -    $          -
                                                  ------------    ------------


Expenses
   General and administrative expenses                   1,416           1,416
                                                  ------------    ------------

     Total operating expenses                            1,416           1,416
                                                  ------------    ------------

Loss from Operations                                    (1,416)         (1,416)

Provision for income taxes                                   -               -
                                                  ------------    ------------

Net Loss                                          $     (1,416)   $     (1,416)
                                                  ============    ============

Net loss per weighted-average
   share of common stock outstanding                       nil             nil

Weighted-average number of shares
   of common stock outstanding                      44,123,884      44,123,967
                                                  ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                            F-4


                        ASSOCIATED MEDICAL DEVICES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                                            Additional                     Treasury
                                       Common Stock          paid-in       Accumulated       stock
                                   Shares       Amount       capital         deficit        at cost         Total
                               -----------    -----------   -----------    -----------     -----------   -----------
Balances at
   January 1, 1996              44,123,967    $    44,124    $ 2,708,510    $(2,753,904)   $      (146)   $    (1,416)

Net loss for the year                    -              -              -         (1,416)             -         (1,416)
                               -----------    -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1996            44,123,967         44,124      2,708,510     (2,755,320)          (146)        (2,832)

Retirement of Treasury Stock       (30,000)           (30)          (116)          --              146           --

Net loss for the year                    -              -              -         (1,416)             -         (1,416)
                               -----------    -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1997            44,093,967    $    44,094    $ 2,708,394    $(2,756,736)   $         -    $    (4,248)
                               ===========    ===========    ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements.
                                                                            F-5

                        ASSOCIATED MEDICAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996



                                                             1997        1996
                                                          ----------   -------

Cash Flows from Operating Activities
     Net loss for the period                              $   (1,416)  $(1,416)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities
         Increase in accounts payable - trade                  1,416     1,416
                                                          ----------   -------

Net cash provided by operating activities                          -         -
                                                          ----------   -------


Cash Flows from Investing Activities                               -         -
                                                          ----------   -------


Cash Flows from Financing Activities                               -         -
                                                          ----------   -------


Increase (Decrease) in Cash                                        -         -

Cash at beginning of period                                        -         -
                                                          ----------   -------

Cash at end of period                                     $        -   $  -
                                                          ==========   =======


SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID

     Interest paid for the year                           $        -   $     -
                                                          ==========   =======
     Income taxes paid for the year                       $        -   $     -
                                                          ==========   =======



The accompanying notes are an integral part of these financial statements.
                                                                            F-6

                        ASSOCIATED MEDICAL DEVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note A - Organization and Description of Business

Associated Medical Devices, Inc. (Company) was incorporated under the laws of the State of Nevada on March 11, 1980 for the development, and marketing of various medical devices. Due to the non-payment of required fees and filing of required reports, the Company forfeited its corporate charter during 1986 and was revived in February 1995. The Company had an initial year-end of May 31 and, effective December 31, 1997, the Company's Board of Directors changed its year-end to December 31. The accompanying financial statements reflect the change in year-end to December 31.

In September 1980, the Company successfully completed a public offering, pursuant to a Registration Statement under The Securities Act of 1933, raising net proceeds to the Company of approximately $1,957,000.

The Company was unsuccessful in its attempt to bring several medical devices to the marketplace and the Company became insolvent by the second quarter of 1987. All assets, liabilities and operations were subsequently liquidated and the Company became dormant.

The  Company  has  had  no  operations,   assets  or  liabilities   since  1987.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Loss per share
     --------------

     Loss per share of common stock is computed using the weighted-average number of shares outstanding during each respective period presented. As of December 31, 1997, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Common Stock Transactions

Effective December 31, 1997, the Company's Board of Directors approved the retirement and cancellation of 30,000 shares of outstanding common stock held by the Company as treasury stock.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosures.
---------------------

     The former auditor of the Company had no disagreement with the Company with respect to accounting and financial disclosure matters. A current report on Form 8-K relating to the change in independent by the Company is to be filed in the near future.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

The following table sets forth the officers and directors of the Company.


Name                     Position                             Age

Glenn A. Little           President and Director               44

Matthew Blair            Secretary and Director                42


Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.


Matthew Blair is a solo practitioner of law in Midland, Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

Item 10. Executive Compensation.
--------------------------------

     The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.


Name and Address            Number of Shares       Percentage of Ownership (1)

Glenn A. Little                    -0-                        -0-
211 West Wall
Midland, Texas 79701

Matthew Blair                      -0-                        -0-
P.O. Box 10133
Midland, Texas 79710

J. Lynn Rhodes                6,171,000                       13.98%
1964 28th Avenue
Greely, Colorado 80631


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The Company's President, Glenn A. Little, has agreed to provide funds to the Company sufficient to covers the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 3, 1998

Associated Medical Devices, Inc.


/s/ Glenn A. Little
    ----------------------------
By: Glenn A. Little
    President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/  Glenn A. Little                                          February 3, 1998
     -----------------------------------------
     Glenn A. Little
     President, (Chief Executive Officer,
     Principal Financial Officer) and Director


/s/  Matthew Blair                                            February 3, 1998
     -----------------------------------------
     Matthew Blair
     Secretary and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

     As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.