Form 10QSB
period 1998-06-30
ASSOCIATED MEDICAL DEVICES INC
filed 1998-08-26
CIK 318245

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X] Quarterly   Report  Pursuant  to  Section  13 or 15(d)  of  the  Securities
Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

                                Yes [  ]       No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  Class                          Outstanding as of June 30, 1998
                  -----                          -------------------------------

         Common Stock, $.001 par value                     44,093,967

--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 1

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        Associated Medical Devices, Inc.
                          (a development-stage company)

                                                                         Page
                                                                         ----
Balance Sheets as at June 30, 1998 (unaudited), and
  December 31, 1997                                                         3

Statements of Operations for the Three Months Ended
 June 30, 1998, and 1997 (unaudited)                                        4

Statements of Cash Flows for the Three Months Ended
 June 30, 1998(unaudited), and 1997 (unaudited)                             5

--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 2


                        Associated Medical Devices, Inc.
                          (a development-stage company)
                              Balance Sheets as at
                June 30, 1998 (unaudited), and December 31, 1997


                                     ASSETS

                                                                 June 30,  December 31,
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



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 3

                        Associated Medical Devices, Inc.
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
            June 30, 1998 (unaudited), and June 30, 1997 (unaudited)

                                                June 30, 1998     June 30, 1997
                                                -------------     -------------
                                                 (unaudited)       (unaudited)

Revenue                                               -0-               -0-

         Total Revenue                                -0-               -0-

Expenses

  Professional Fees                                   -0-               -0-
  Regulatory Expense                                  -0-               -0-
  Advertising and Marketing                           -0-               -0-
  Miscellaneous Expense                               -0-               -0-
  Office Supplies                                     -0-               -0-

         Total Expenses                               -0-               -0-

Net Income (Loss) Before Taxes                        -0-               -0-

Net Income (Loss)                                     -0-               -0-

Primary Earnings Per Common Share                     -0-               -0-

Net Earnings (Loss)                                   -0-               -0-

Weighted Average Number of                     44,093,967        44,093,967
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                         -0-               -0-

Net Earnings (Loss) Per
 Common Share                                         -0-               -0-


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 4

                        Associated Medical Devices, Inc.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
            June 30, 1998 (unaudited), and June 30, 1997 (unaudited)

                                               June 30, 1998     June 30, 1997
                                               -------------     -------------
                                                 (unaudited)      (Unaudited)

Cash Flows from Operating
 Activities                                             -0-               -0-

Increase in Accrued Liabilities                         -0-               -0-

New Cash Used from
 Operating Activities                                   -0-               -0-

Cash Flows from Investing
 Activities                                             -0-               -0-

Total Cash Flow from
 Financing Activities                                   -0-               -0-

Cash at Beginning of Period                             -0-               -0-

Net increase (decrease)                                 -0-               -0-

Cash at End of Period                                   -0-               -0-



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance

--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 6
that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  --------

                  None.

         (b)      Reports on Form 8-K.
                  -------------------

                  No Current Report on Form 8-K was filed during the year ended June 30, 1997.

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

         Dated: August 20, 1998       Associated Medical Devices, Inc.


                                      /s/ Glenn A. Little
                                By: ________________________________
                                      Glenn A. Little
                                      President and Principal Financial Officer


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1998
                                        Associated Medical Devices, Inc.- Page 8