Form 10KSB
period 1998-12-31
ASSOCIATED MEDICAL DEVICES INC
filed 1999-02-11
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998


                            Commission File No. 09489

                        Associated Medical Devices, Inc.

                 (Name of Small Business Issuer in its Charter)

Nevada                                 211 West Wall, Midland, Texas 79701            88-0164955
(State or Other Jurisdiction          (Address of Principal Executive Office,       (I.R.S. Employer
of incorporation or organization)               including Zip Code)               Identification No.)


                                 (915) 682-1761
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of Each Exchange on which Registered

    None

Securities  Registered  Under Section  12(g) of the Exchange Act:  Common Stock,
 .001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,123,967

Transitional Small Business Disclosure Format:  Yes   No X

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

No matters were submitted to securities holders during the year ended December 31, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

The stock trades over-the-counter on the OTC Bulletin Board. There was only isolated trades at $.01 per share.

As of January 1, 1998, there were 2494 holders on record of the Company's common stock, holding a total of 44,123,967 shares.

Dividend Policy

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Plan of Operation.
         --------------------------------------------------

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


Item 7.  Financial Statements.
------------------------------

The required financial statements are included in this document starting at page F-1.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
         ---------------------------------------------------------------
None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

The following table sets forth the officers and directors of the Company.


Name                         Position                           Age

Glenn A. Litle               President and Director             45

Matthew Blair                Secretary and Director             42

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

Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County, Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.


Item 10.  Executive Compensation.
---------------------------------

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

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
1964 28th Avenue
Greely, Colorado 80631


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company's President, Glenn A. Little, has agreed to provide funds to the Company sufficient to covers the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1998.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 1999

Associated Medical Devices, Inc.



By:  /s/ Glenn A. Little
     -------------------
         Glenn A. Little
         President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Glenn A. Little                                     February 10, 1999
    ---------------
    Glenn A. Little
    President, (Chief Executive Officer,
    Principal Financial Officer) and Director


/s/ Matthew Blair                                       February 10, 1999
    -------------
    Matthew Blair
    Secretary and Director

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

                        ASSOCIATED MEDICAL DEVICES, INC.

                                    CONTENTS


                                                                     Page

Report of Independent Certified Public Accountants                    F-2

Financial Statements

   Balance Sheets as of December 31, 1998 and 1997                    F-3

   Statements of Operations
     for the years ended December 31, 1998 and 1997                   F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998 and 1997                   F-5

   Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                   F-6

   Notes to Financial Statements                                      F-7

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Associated Medical Devices, Inc.

We have audited the accompanying balance sheets of Associated Medical Devices, Inc. (a Nevada corporation) as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Medical Devices, Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' equity and cash flows for the each of the years then ended, in conformity with generally accepted accounting principles.

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





                                                S. W. HATFIELD, CPA
Dallas, Texas
January 27, 1999


                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                        ASSOCIATED MEDICAL DEVICES, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                 1998          1997
                                                             -----------    -----------

                                     ASSETS
Current assets                                               $      --      $      --
                                                             -----------    -----------

     Total Assets                                            $      --      $      --
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current liabilities
     Accounts payable - trade                                $     4,999    $     4,248
     Due to controlling shareholder                                1,000           --
                                                             -----------    -----------

     Total Liabilities                                             5,999          4,248
                                                             -----------    -----------


Commitments and contingencies


Shareholders' equity
   Common stock - $0.001 par value
     50,000,000 shares authorized
     44,093,967 shares issued and
     outstanding,  respectively                                   44,094         44,094
   Additional paid-in capital                                  2,708,394      2,708,394
   Accumulated deficit                                        (2,758,487)    (2,756,736)
                                                             -----------    -----------

     Total Shareholders' Equity                                   (5,999)        (4,248)
                                                             -----------    -----------

     Total Liabilities and Shareholders' Equity              $      --      $      --
                                                             ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                        ASSOCIATED MEDICAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1998 and 1997


                                             1998             1997
                                         ------------    ------------

Revenues                                 $       --      $       --
                                         ------------    ------------


Expenses
   General and administrative expenses          1,751           1,416
                                         ------------    ------------

     Total operating expenses                   1,751           1,416
                                         ------------    ------------

Loss from Operations                           (1,751)         (1,416)

Provision for income taxes                       --              --
                                         ------------    ------------

Net Loss                                 $     (1,751)   $     (1,416)
                                         ============    ============

Net loss per weighted-average
   share of common stock outstanding              nil             nil
                                         ============    ============
Weighted-average number of shares
   of common stock outstanding             44,093,967      44,123,885
                                         ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-4



                        ASSOCIATED MEDICAL DEVICES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997


                                                              Additional                    Treasury
                                       Common Stock            paid-in       Accumulated     stock
                                   Shares       Amount         capital        deficit        at cost         Total
                               -----------    -----------    -----------    ------------   -----------    ------------

Balances at
   January 1, 1997              44,123,967    $    44,124    $ 2,708,510    $(2,755,320)   $      (146)   $    (2,832)

Retirement of Treasury Stock       (30,000)           (30)          (116)          --              146           --

Net loss for the year                 --             --             --           (1,416)          --           (1,416)
                               -----------    -----------    -----------    -----------    -----------    -----------
Balances at
   December 31, 1997            44,093,967         44,094      2,708,394     (2,756,736)          --           (4,248)

Net loss for the year                 --             --             --           (1,751)          --           (1,751)
                               -----------    -----------    -----------    -----------    -----------    -----------

Balances at
   December 31, 1998            44,093,967    $    44,094    $ 2,708,394    $(2,758,487)   $      --      $    (5,999)
                               ===========    ===========    ===========    ===========    ===========    ===========











The accompanying notes are an integral part of these financial statements.
                                                                             F-5

                        ASSOCIATED MEDICAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                               1998       1997
                                              -------    -------

Cash Flows from Operating Activities
   Net loss for the period                    $(1,751)   $(1,416)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Increase in accounts payable - trade       751      1,416
                                              -------    -------

Net cash used in operating activities          (1,000)      --
                                              -------    -------


Cash Flows from Investing Activities             --         --
                                              -------    -------


Cash Flows from Financing Activities
   Advances from controlling shareholder        1,000       --
                                              -------    -------

Net cash provided by financing activities       1,000       --
                                              -------    -------


Increase (Decrease) in Cash                      --         --

Cash at beginning of period                      --         --
                                              -------    -------

Cash at end of period                         $  --      $  --
                                              =======    =======


SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID

     Interest paid for the year               $  --      $  --
                                              =======    =======
     Income taxes paid for the year           $  --      $  --
                                              =======    =======










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

2.   Loss per share

     Loss per share of common stock is computed using the weighted-average number of shares outstanding during each respective period presented. As of December 31, 1998 and 1997, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Common Stock Transactions

Effective December 31, 1997, the Company's Board of Directors approved the retirement and cancellation of 30,000 shares of outstanding common stock held by the Company as treasury stock.