Form 10QSB
period 1998-03-31
ASSOCIATED MEDICAL DEVICES INC
filed 1999-04-16
CIK 318245

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                                Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                            Outstanding as of April 14, 1999
            -----                            --------------------------------

   Common Stock, $.001 par value                      44,123,967


       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 1

                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        Associated Medical Devices, Inc.
                          (a development-stage company)

                                                                           Page

Balance Sheets as at March 31, 1999 (unaudited), and
  December 31, 1998                                                         3

Statements of Operations for the Three Months Ended
  March 31, 1999, and 1998 (unaudited)                                      4

Statements of Cash Flows for the Three Months Ended
  March 31, 1999(unaudited), and 1998 (unaudited)                           5





















       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 2



                        Associated Medical Devices, Inc.
                          (a development-stage company)
                              Balance Sheets as at
                March 31, 1999 (unaudited), and December 31, 1998


                                     ASSETS

                                                     March 31, 1999    December 31, 1998
                                                      (unaudited)         (Audited)

Cash                                                        -0-             -0-

         Total Assets                                       -0-             -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                          4,248
Due to controlling shareholder                           12,128

         Total Liabilities                               12,128           4,248

Shareholders' Equity

Common Stock, $.001 par value
 per share; 50,000,000 shares
 authorized, 44,123,967 shares
 issued and outstanding                                  44,094          44,094

Additional paid-in Capital                            2,708,394       2,708,394

Deficit Accumulated During
 Development Stage                                   (2,764,616)     (2,756,736)

Total Shareholders' Equity (Deficit)                    (12,128)         (4,248)

Total Liabilities and
 Shareholders' Equity                                       -0-             -0-










       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 3

                        Associated Medical Devices, Inc.
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                           March 31, 1999        March 31, 1998
                                            (unaudited)           (unaudited)

Revenue                                           -0-                    -0-

         Total Revenue                            -0-                    -0-

Expenses

  Professional Fees                               -0-                    -0-
  Regulatory Expense                              -0-                    -0-
  Advertising and Marketing                       -0-                    -0-
  Miscellaneous Expense                         7880                     -0-
  Office Supplies                                 -0-                    -0-

         Total Expenses                         7880                     -0-

Net Income (Loss) Before Taxes                  7880                     -0-

Net Income (Loss)                              (7880)                    -0-

Primary Earnings Per Common Share                 NA                     -0-

Net Earnings (Loss)                               NA                     -0-

Weighted Average Number of                44,123,967             44,123,967
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                     NA                     -0-

Net Earnings (Loss) Per
 Common Share                                     NA                     -0-





       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 4

                        Associated Medical Devices, Inc.
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                          March 31, 1999       March 31, 1998
                                           (unaudited)          (unaudited)

Cash Flows from Operating
 Activities                                        -0-                  -0-

Increase in Accrued Liabilities                   7880                  -0-

New Cash Used from
 Operating Activities                              -0-                  -0-

Cash Flows from Investing
 Activities                                        -0-                  -0-

Total Cash Flow from
 Financing Activities                              -0-                  -0-

Cash at Beginning of Period                        -0-                  -0-

Net increase (decrease)                            -0-                  -0-

Cash at End of Period                              -0-                  -0-






       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that


       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 6
the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         A 5 for 1 reverse stock split was approved by stockholders at the meeting held March 24, 1999 effective for stockholders as of March 31, 1999, however, there no change in par value.

Item 3.  Defaults upon Senior Securities.

         None.


       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders was held on March 24, 1999. The following matters were considered and acted upon: election of directors, ratification of the independent auditor and a 5 for 1 reverse split of the common stock.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                        None

                                                     SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 14, 1999      Associated Medical Devices, Inc.



                                    By:   /s/Glenn A. Little
                                          ---------------------------
                                          Glenn A. Little
                                          President and
                                          Principal Financial Officer







       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                        Associated Medical Devices, Inc.- Page 8