Form 10QSB
period 1999-06-30
ASSOCIATED MEDICAL DEVICES INC
filed 1999-10-12
CIK 318245

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                     Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                             Outstanding as of October 6, 1999
           -----                            ---------------------------------

  Common Stock, $.001 par value             44,031





--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 1

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        Associated Medical Devices, Inc.
                          (a development-stage company)

                                                                          Page
                                                                          ----
Balance Sheets as at June 30, 1999 (unaudited), and
  December 31, 1998                                                         3

Statements of Operations for the Three Months Ended
 June 30, 1999, and 1998 (unaudited)                                        4

Statements of Cash Flows for the Three Months Ended
 June 30, 1999(unaudited), and 1998 (unaudited)                             5





--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 2


                        Associated Medical Devices, Inc.
                        --------------------------------
                          (a development-stage company)
                              Balance Sheets as at
                June 30, 1999 (unaudited), and December 31, 1998


                                     ASSETS

                                                       June 30, 1999      December 31, 1998
                                                       -------------      -----------------

                                                        (unaudited)           (audited)

Cash                                                         -0-                 -0-

         Total Assets                                        -0-                 -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                             -0-               4,248

         Total Liabilities                                   -0-               4,248

Shareholders? Equity

Common Stock, $.001 par value
 per share; 50,000,000 shares
 authorized, 19,031 shares
 issued and outstanding on Dec 31, 1998                      44               44,094
Common stock, $.001 par value
per share, 50,000,000 shares authorized
44,031 issued and outstanding
on June 30, 1999

Additional paid-in Capital                            2,764,944            2,708,394

Deficit Accumulated During
 Development Stage                                   (2,764,988)          (2,756,736)

Total Shareholders? Equity (Deficit)                         -0-              (4,248)

Total Liabilities and
 Shareholders? Equity                                        -0-                 -0-







--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 3

                        Associated Medical Devices, Inc.
                        --------------------------------
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
            June 30, 1999 (unaudited), and June 30, 1998 (unaudited)

                                                June 30, 1999    June 30, 1998
                                                -------------    -------------
                                                 (unaudited)      (unaudited)

Revenue                                              -0-              -0-

         Total Revenue                               -0-              -0-

Expenses

  Professional Fees                                  -0-              -0-
  Regulatory Expense                                 -0-              -0-
  Advertising and Marketing                          -0-              -0-
  Miscellaneous Expense                              372              -0-
  Office Supplies -0-                                -0-

         Total Expenses                              372              -0-

Net Income (Loss) Before Taxes                      (372)             -0-

Net Income (Loss) (372)                              -0-

Primary Earnings Per Common Share                    NA               -0-

Net Earnings (Loss)                                  Nil              -0-

Weighted Average Number of                        37,163           19,031
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                        Nil              -0-

Net Earnings (Loss) Per
 Common Share                                        Nil              -0-





--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 4

                        Associated Medical Devices, Inc.
                        --------------------------------
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
            June 30, 1999 (unaudited), and June 30, 1998 (unaudited)

                                          June 30, 1999         June 30, 1998
                                          -------------         -------------
                                           (unaudited)           (unaudited)

Cash Flows from Operating
 Activities                                   -0-                    -0-

Decrease in Accrued Liabilities           (12,500)                   -0-

New Cash Used from
 Operating Activities                         -0-                    -0-

Cash Flows from Investing
 Activities                                   -0-                    -0-

Sale of Common Stock                       12,500

Total Cash Flow from
 Financing Activities                      12,500                    -0-


Cash at Beginning of Period                   -0-                    -0-

Net increase (decrease)                       -0-                    -0-

Cash at End of Period                         -0-                    -0-




--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 5

                          Notes to Financial Statements


Note A- Organization and Description of Business

Associated Medical Devices, Inc. (Company) was incorporated under the laws of Nevada on March 11, 1980 for the development and marketing of various devices. Due to the non-payment of required fees and filing of required reports, the Company forfeited its corporate charter during 1986 and was revived in February 1995. The company had an initial year-end of May 31 and, effective December 31, 1997, the Company's Board of Directors changed its year-end to December 31.

In September 1980, the Company successfully completed a public offering, pursuant to a Registration Statement under the Securities Act of 1933, raising net proceeds to the Company of approximately $1,957,000. The Company was unsuccessful in its attempts to bring several medical devices to the marketplace and the Company became insolvent by the second quarter of 1987. All assets, liabilities and operations were subsequently liquidated and the Company became dormant.

The  Company  has  had  no  operations,   assets  or  liabilities   since  1987.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During interim period, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The accompanying financial statement do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessary indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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





--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 6

Note B- Summary of Significant Accounting Policies

1.     Cash and cash equivalents
       -------------------------

For Statement of Cash Flow purposes, the Company considers all cash on hand and in banks, including accounts in overdraft position, certificates of deposits and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.     Income taxes
       ------------

The Company files its own separate federal income tax return. The Company has no net operating loss carry forwards available to offset financial statements or tax return income in future periods.

3.     Loss per share
       --------------

Basic earnings (loss) per share in computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully dilutive earnings (loss) per shares assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

Note C- Common Stock Transactions

Effective December 31, 1997, the Company's Board of Directors approved the retirement and cancellation of 30,000 shares of outstanding common stock held by the Company as treasury stock.

Effective April 21, 1999, as approved a the Company's Annual Meeting of Shareholders on March 1, 1999, the Company executed an one for five (1 for 5) reverse stock split. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

On April 21, 1999, the Company sold 12,500,000 shares of restricted, unregistered stock to an entity controlled by the Company's President for $12,500 cash. The proceeds were used to pay various operating and reorganization expenses of the Company and reimburse the Company's majority shareholder for expenses paid on behalf of the Company.

Effective July 12, 1999, as approved by a majority of shareholders, the Company executed a one for fifty reverse split. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.



--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 7

Note D- Subsequent Event

On September 7, 1999, the Company filed a Form S-8 Registration under The Securities Act of 1933 with the United States Securities and Exchange Commission to register an aggregate 389,350 shares of common stock issued pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the "fair value" of the services rendered to the Company and of the stock itself.


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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its


--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 8
most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.




--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                        Associated Medical Devices, Inc.- Page 9

Item 2.  Changes in Securities.

Effective April 21, 1999, as approved a the Company's Annual Meeting of Shareholders on March 1, 1999, the Company executed an one for five (1 for 5) reverse stock split. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

Effective July 12, 1999, as approved by a majority of shareholders, the Company executed a one for fifty reverse split. The effect of this transaction is reflected in the accompanying financial statements as of the first day of the first period presented.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  --------

                  None

         (b)      Reports on Form 8-K.
                  -------------------

                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: October 6, 1999         Associated Medical Devices, Inc.



                                        By: /s/Glenn A. Little
                                            -----------------------------------
                                               Glenn A. Little
                                               President and Principal
                                               Financial Officer





--------------------------------------------------------------------------------
        Quarterly Report on Form 10-QSB for the Three Months Ended June 30, 1999
                                       Associated Medical Devices, Inc.- Page 10