Form 10QSB
period 1999-09-30
YOURNET INC/
filed 1999-11-15
CIK 318245

FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)
    1005-750 W. PENDER ST, VANCOUVER, BC, CANADA V6C 2T8
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (604) 681-6186
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     Yes [X]               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                            Outstanding as of November 12, 1999
           -----                            -----------------------------------

  Common Stock, $.001 par value            433,381


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        Associated Medical Devices, Inc.
                          (a development-stage company)


                                                              Page


Balance Sheets as at June 30, 1999 (unaudited), and
  December 31, 1998                                           3

Statements of Operations for the Three & Nine Months Ended
 September 30, 1999, and 1998 (unaudited)                     4

Statements of Cash Flows for the Nine  Months Ended
 September 30, 1999(unaudited), and 1998 (unaudited)          5


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 2

                        Associated Medical Devices, Inc.
                    ----------------------------------------
                          (a development-stage company)
                              Balance Sheets as at
              September 30, 1999 (unaudited), and December 31, 1998


                                     ASSETS

                                           Sep 30, 1999    December 31, 1998
                                           ------------    -----------------
                                           (unaudited)         (audited)

Cash                                               -0-                -0-

         Total Assets                              -0-                -0-
                                           ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                   -0-              4,248

         Total Liabilities                         -0-              4,248

Shareholders Equity

Common Stock, $.001 par value
  per share; 50,000,000 shares
  authorized, 19,031 shares
  issued and outstanding on Dec 31, 1998           433                 19
Common stock, $.001 par value
  per share, 50,000,000 shares authorized
  433,381 issued and outstanding
  on September 30, 1999

Additional paid-in Capital                   2,959,186          2,752,469

Deficit Accumulated During
 Development Stage                          (2,959,619)        (2,752,488)

Total Shareholders Equity (Deficit)                -0-             (4,248)

Total Liabilities and
 Shareholders Equity                               -0-                -0-
                                           ============       ============


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 3

                        Associated Medical Devices, Inc.

                          (a development-stage company)
                            Statements of Operations


                                                   THREE MONTHS ENDED SEP 30                   NINE MONTHS ENDED SEP 30
                                                  1999                   1998                  1999                 1998
                                               (unaudited)           (unaudited)           (unaudited)          (unaudited)

Revenue                                                    -0-           -0-                           -0-          -0-
                            Total Revenue                  -0-           -0-                           -0-          -0-
                                           -------------------- ----------------------- ------------------- --------------
Expenses
Consulting Fees                                        184,875           -0-                       184,875          -0-
Professional Fees                                       10,000           -0-                        10,000          -0-
Regulatory Expense                                         -0-           -0-                           -0-          -0-
Advertising and Marketing                                  -0-           -0-                           -0-          -0-
Miscellaneous Expense                                      372           -0-                           372          -0-
Office Supplies                                            -0-           -0-                           -0-          -0-
                                           -------------------- ----------------------- ------------------- --------------
Total Expenses                                         190,047           -0-                       190,047          -0-
                                           -------------------- ----------------------- ------------------- --------------

Net Income (Loss) Before Taxes                       (190,047)           -0-                     (190,047)          -0-
                                           -------------------- ----------------------- ------------------- --------------

Net Income (Loss)                                    (190,047)           -0-                     (190,047)          -0-
                                           ==================== ======================= =================== ==============

Weighted Average Number of                             162,376          19,031                      65,466         19,031
Common Shares Outstanding

Fully Diluted Earnings Per                              (1.17)           -0-                        (2.90)          -0-
 Common Share

Net Earnings (Loss) Per                                 (1.17)           -0-                        (2.90)          -0-
 Common Share

  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 4

                        Associated Medical Devices, Inc.

                          (a development-stage company)
                            Statements of Cash Flows

                                                 Nine Months Ended
                                     Sep 30, 1999               Sep 30, 1998
                                     ------------               ------------

                                      (unaudited)                (unaudited)

Cash Flows from Operating                  -0-                       -0-
 Activities

                                 ------------------------ ----------------------
Decrease in Accrued Liabilities         (12,500)                     -0-

                                 ------------------------ ----------------------
New Cash Used from                         -0-                       -0-
 Operating Activities

Cash Flows from Investing                  -0-                       -0-
 Activities

Sale of Common Stock                     12,500                      -0-
Total Cash Flow from                     12,500                      -0-
Financing Activities

Cash at Beginning of Period                -0-                       -0-

Net increase (decrease)                    -0-                       -0-

                                 ======================== ======================
Cash at End of Period                      -0-                       -0-
                                 ======================== ======================


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 5

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

Pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a corporation organized under the laws of Jersey ("Gold Crown) acquired 4,968,000 restricted shares of The Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of Registrant's common stock from Glenn
A. Little, a director of the Company. In anticipation of the execution of the above agreement, On October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, and therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statement should be read in conjunction with the Company's annual report on 10-KSB for the year-ended December 31, 1998.

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


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 6

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


  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 7

On September 24, 1999, the Company issued 389,350 common shares under a Form S-8 Registration under The Securities Act of 1933 with the United States Securities and Exchange Commission pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the "fair value" of the services rendered to the Company and of the stock itself.

Note D - Subsequent Event

Pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a corporation organized under the laws of Jersey ("Gold Crown") will acquire 4,968,000 restricted shares of The Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of Registrant's common stock from Glenn A. Little, a director of the Company. In anticipation of the execution of the above agreement, On October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and Officers.

On October 18, 1999, the Company's directors authorized a forward split of the Company's oustanding shares of common stock on a one share for 3.5 share basis, increasing the number of issued and outstanding shares of the Company's common stock to 20,454,833, to be effective October 28, 1999. At the same time, the directors resolved that the Company amend its Certificate of Incorporation to change its name to Yournet, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discussion of Financial Condition

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

Plan of Business

         Under its new management, the Company's mission is to become a leading provider of low cost internet access utilizing easy to use appliances and technologies; and to empower this consumer base and content partners with an effective and organized online service for each market..

         Following months of review and competitive negotiations, the Company signed a letter of intent on October 12, 1999 to acquire ISPG, the Internet Service Provider Group, (`The Group') a significant internet service provider in the United Kingdom. The Group through its Web Traffic entity has been able to assemble a technologically advanced presence in the U.K. through its "Preferred Partnership" with MCI Worldcom (WCOM) - NASDAQ. Connectivity to the United States as well as other areas of Western Europe is on par or exceeds the norms in the industry.

          Although most Internet access is free of charge in Europe, the Company will derive revenues for telecommunication time and consulting fees. The Company recognizes there is untapped potential for continued growth within the ISP Markets of the United Kingdom, as well as virtually new markets for the MyWeb set-top boxes which will provide affordable and easy access to the Internet.

         The business model of the Company will derive its revenues from many venues including: the sale of the television set-top boxes, e-commerce, ISP charges, internet content agreements, licensing agreements with telecommunication companies and ISP's and a wide variety of International Internet electronic Commerce.

  Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 8

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

Effective September 24, 1999, the Company issued 389,350 common shares under a Form S-8 Registration under The Securities Act of 1933 with the United States Securities and Exchange Commission pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the "fair value" of the services rendered to the Company and of the stock itself.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: November 9, 1999        Associated Medical Devices, Inc.

                                        By: /s/ John F. Huguet

                                                John F. Huguet
                                                President


  Quarterly Report on Form 10-QSB for the Nine Months Ended September 30, 1999
                    Associated Medical Devices, Inc.- Page 9