Form 10KSB
period 1999-12-31
YOURNET INC/
filed 2000-04-14
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For the fiscal year ended December 31, 1999

     [    ]  Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-09489


                                  YOURNET, INC.
                 (Name of Small Business Issuer in Its Charter)

                  NEVADA                                  88-0164955
     (State or Other Jurisdiction of                   (IRS  Employer
      Incorporation or Organization)                Identification Number)

         1005-750 W. Pender Street
    Vancouver, British Columbia, Canada                    V6C 2T8
(Address of Principal Executive Offices)                  (Zip Code)

                                 (604) 681-6186
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     Issuer's  revenues  for  its  most  recent  fiscal year totals $0.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2000 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals 4,577,015.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000, totals 20,455,903.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [  ]  No  [ X ]

                                TABLE OF CONTENTS

                                     PART I


Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.

Item  10         Executive  Compensation.

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

Yournet, Inc. (the "Company" or "Yournet") is a development stage company that plans to provide and develop Internet services and infrastructure in the emerging European Internet marketplace. The Company also intends to provide help desk support and value-added services to Internet Service Providers in Europe.

The Company was originally incorporated on March 11, 1980, as Associated Medical Devices, Inc., under the laws of Nevada for the development and marketing of various devices. Due to the non-payment of required fees and filing of required reports, the Company forfeited its corporate charter during 1986 and was revived in February 1995.

Pursuant to an Acquisition Agreement dated, July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islands corporation ("Gold Crown"), acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of Registrant's common stock from Glenn
A. Little, a director of the Company for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

Prior to the Agreement, the Company was a development stage company with no significant operations, seeking a new business plan. At the time of the Agreement, Euro American Business Group, Inc., had conducted no business to date, but had plans to become a provider of low cost internet access in Europe. To better reflect the Company's new business plan, the Company changed its name to Yournet, Inc. on October 20, 1999. The Company's common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol "YOUR."

BUSINESS  OF  THE  COMPANY

Under its new management, the Company's mission is to provide the European Virtual Internet Service Provider ("VISP") market with fast, cost-effective and efficient Internet access, while supplying Internet products and services, e-commerce products and services, Internet content (both localized and International) and customer support through the Company's strategic alliances, partnerships and acquisitions.

Virtual Internet Services Providers are internet providers who lease the facilities and infrastructure of other large ISPs, Telecommunications companies ("Telcos"), or infrastructure providers. The VISP role is then to market their site, build content specific to their users' needs and provide their members with all of the services typical of an ISP without having to provide the platform on which their service runs.Typically this results from large corporations and associations forming VISPs to provide their employees and members with services specific to the organization. This market presents an opportunity for the Company to gain numerous members and users without having to provide user specific content.Initially, the Company plans to acquire UK-based Internet Service Providers ("ISP"). These ISPs will provide the starting point for the infrastructure that the Company requires. Through this infrastructure, the Company will target the VISPs. Rather than handle specific individual end-users, the Company intends to cater to these VISPs. The VISPs will have direct contact with the customer, while the Company handles all of the infrastructure and support requirements.

Also, as the marketplace changes its revenue models, and moves towards free service, the Company will be well positioned based upon the additional services, content, and e-commerce abilities it will provide to these VISPs. In essence, the Company provides all back-end infrastructure and value-added content to the VISPs, who will then offer these services to the end-user. At each step, the Company will control revenue.

DEVELOPMENT  AND  STRATEGY  OF  THE  COMPANY

THE  VISP

Virtual Internet Service Providers ("VISPs") are extremely prevalent throughout the UK. Everything the end user sees is provided by the VISP. The VISP acts primarily as a marketing firm, catering to the customers demands for services and content without actually owning or operating the infrastructure behind the scenes. The VISPs responsibility is to maintain their site, in terms of content and design, and attract more customers to the VISP.

Due to the nature of the Telecommunications industry in England, the VISPs gains their revenues indirectly from the ISP/Infrastructure provider. Each dial-up call made costs the customer a certain amount per minute, charged by the Telco. The Telco, then pays the ISP a certain percentage (up to 65%) of the total billed for that call. In turn, the ISP pays the VISP. It is this middle position that the Company is targeting for its business model.

YOURNET,  INC.  -  THE  ISP

By providing the Dial-up service, servers, and routers, necessary for each individual VISP to function, the Company plans to gain control of the operation. The Company also gains an advantage of only having to market to VISPs and not individual customers thereby putting less strain on the marketing arm of the Company.

In order to be competitive within the marketplace, the Company is also aiming at other revenue generating possibilities. The Company's management believes that in the near future 100% free dial-up service will begin to dominate the UK marketplace (and most of Europe). Therefore, the Company is positioning itself to develop additional value-added products and service. However, there can be no assurances that the Company will be successful in developing such services.

One immediate addition will be the Company's vast customer service call center, which will provide to each VISP customer the necessary Help Desk Support. This ensures the best relationships possible for both our VISP clients and their customers. This will, however be an 'invisible service' as the end-customer will believe that they are talking with their VISP. This stands to be one of the larger revenue-generating services, as help desk support calls will initially be charged for, and later will be financially supported by the VISPs. This strategy gives an incentive for the VISP to ensure the content on their site is helpful and easy to understand for their users, which reduces the amount of help desk billings to them and improves the quality of the service which in turn should attract more users.

INDUSTRY  OVERVIEW

Internet commerce is much bigger today than previous estimates. (Source for the following industry data: University of Texas/Cisco Study and The Economist: 1999 World Figures.) The Internet commerce layer of revenue of $101.89 billion is much larger than previously reported figures. This larger revenue estimate is attributable to the comprehensive nature of the universe of companies identified for this layer. For example, the universe of U.S. companies in this layer consisted of close to 11,000 players, which is in sharp contrast to the top 50 or 100 companies often considered in Web-revenue measurement studies. In fact, the data collected suggests that the top 80 players at the Internet commerce layer contributed only a third of the layer's revenues.

The U.S. Internet economy grew at an estimated Cumulative Annual Growth Rate ("CAGR") of 174.5% from 1995 to 1998, compared to the overall worldwide average economic growth rate (which includes the U.S. Internet Economy) of 3.8% in the same period. While a direct comparison between worldwide Gross Domestic Product ("GDP") and the Internet Economy Revenue Indicators is unwarranted due to differences in what the measures stand for, it is evident that the Internet Economy is growing at an astounding rate.

A more convincing comparison underscoring the rapid growth in the Internet economy involves a comparison with GDP growth in the U.S. economy. The U.S. GDP grew at a CAGR of 2.8% from $6762 billion in 1995 to $7552 in 1998. Admittedly much of this unparalleled initial growth in the Internet Economy could be attributed to a large substitution effect whereby economic activities conducted in the physical or non-Internet world are now being transferred to the Internet and IP-based networks.

In just five years (since the introduction of the World Wide Web), the Internet economy already rivals century-old sectors like energy ($223 billion), automobiles ($350 billion), and telecommunications ($270 billion) in size. Also, the average revenue per Internet economy worker is about $250,000, or about 65 percent higher than their Industrial Economy counterparts. For example, there are 1.5 million workers in the manufacturing component of the auto industry generating $240 billion - or $160,000 per employee.

With more than $300 billion in Internet-based revenues in 1998, the total value of the U.S.-based Internet Economy is by itself one of the top 20 economies in the world. With the caveat that total revenues are not directly comparable to GDP, and for the sake of illustration, if the U.S.-based Internet economy (as measured in terms of total revenues) were a nation by itself, it would rank 18th worldwide behind Switzerland and ahead of Argentina in terms of GDP. If the U.S. based Internet economy grows at its four-year average rate of 174.5%, it will rapidly climb the ranking chart.

Revenues of the Internet infrastructure and applications layers totaled $171 billion, while the intermediary and Internet commerce layers contributed $160 billion. This shows the early development state of the Internet economy, and suggests the need to foster rapid growth at the intermediary and commerce layers. As economic activity in virtually every business sector shifts to the Internet or IP based networks, the intermediary and commerce layers should ultimately turn out to be much larger than the infrastructure and applications layers. Of course, the infrastructure and applications layers are also likely to experience dramatic growth as the Internet keeps expanding globally and as companies commit themselves to building intranets and extranets. Given that less than 10% of companies had an intranet in 1998, there is ample room for sustained growth in the infrastructure and applications layers.

The market value of U.S. companies with substantial Internet revenue exceeds $3 trillion. Of the 3,000 companies measured, the 20 of the largest companies with significant Internet-based revenues alone have a combined market value of $2.4 trillion. When added to the other companies, this number exceeds $3 trillion. The Internet has played a key role in raising market values as investors flock to companies that are leveraging the Internet for business opportunities.

Global  Statistics  and  Market  Overview

The  European  Union  EU/  Western  Europe

At the official level the EU is fully supporting a liberalized telecommunications policy for EU member states. Decision-makers in both private and public sectors are working to ensure that they are prepared to compete in the emerging global and increasingly digital economy.

The European private sectors support for the "Internet" and its many uses is evidenced by their commitment to spending better than twice as much per website than what is to be spent in North America. Europeans will average $77,000 investment per site while North America reported an average investment of $33,500. This development is a positive indication of a rapid expansion in content and European e-commerce activities.

Europe has nearly half as many online users as North America, and although late to start, there is strong growth in online populations and content generally. It is expected that European e-commerce will surge in 2000, when global consumer e-payments and anti-fraud systems strengthen, and current non-US website investments in e-commerce enabling take hold. (ActivMedia)

Western  Europe  Online

Internet users in Germany are far more likely to use on-line home banking than users in Britain or France, according to the findings of the NOP Research Group in March 1998. Five times as many Internet users in Germany said they had banked via the Internet during the previous 12 months than in Britain. One in five users in Germany said they had used the Internet to search for financial information over the same period.
There are also significant differences in where people use the Internet. French adults are most likely to use the Internet at home while usage of the Internet in schools and universities is highest in Britain.

The NOP findings indicate that, as a proportion of the total adult population, the percentage of people who have used the web in the past four weeks is highest in Britain and Germany. The figure for Britain is 9 percent (4.31 million people) and for Germany also 9 per cent (6.1 million people). France currently has the smallest proportion of Internet users with relation to its total adult population - 6 per cent (2.87 million people).
Internet usage has affected the length of time people spend on other activities. For example, around one in five Internet users in Britain, France and Germany are spending less time watching TV as a result of using the Internet.

There are wide differences between the levels of satisfaction with the Internet from country to country. Twice as many French respondents said that, overall, they were 'dissatisfied' with the Internet than in Britain and Germany. This is likely to be explained by the fact that users in France are unable to see a significant advantage in having access to the Internet over Minitel (Minitel is a proprietary text-based, on-line service provided by France Telecom. Users can access around 25,000 services via their telephone lines).

Germany

In March 1999, Nua Internet Surveys reported that there were 8.4 million people with Internet access in Germany. This figure represents 10 percent of the total population. The majority of German users, 54 percent, are between the ages of 20 and 39. The new figure marks an increase of over one million since October 1998, it was estimated that 7.3 million Germans had Internet access.

AOL Germany cut its online fees in September to about EUR 10 per month and its telecommunication charges to about ECU 0.015 per minute. The cut in telecommunication charges became feasible after Deutsche Telekom AG, owner of AOL's biggest rival, T-Online, created a new price structure for bigger ISPs. Following the introduction of the new price structure, AOL Germany is to restructure its organization. The headquarters of AOL and Compuserve in Germany will merge to reduce overheads and increase efficiency.

The major credit companies, represented by their associations in the German Credit Committee (ZKA), have reached a decision to introduce a common payment-standard in the German section of the Internet. The electronic cash card, a chip-based cash card, will be used to make electronic transactions more straightforward. Germans already use about 50 million cash and credit cards. This will be the foundation for further expansion into the field of Web transactions. According to the ZKA, several hardware companies are trying to enter the market with a cash-module for the PC.

The German government has initiated new legislation to govern e-commerce, covering online sales contracts, consumers' rights, and disclosure policies. The proposed legislation will address the issue of the online sales contract, increasing the onus on businesses and merchants to provide comprehensive product information to consumers purchasing at their site. The legislation will also provide increased protection for consumers wishing to cancel or withdraw from a purchase.

o If passed, the legislation will replace the EU Directive on Distance Sales, which to date has covered mail order, telephone, fax, email, Internet and video text sales in Germany. The issue of unsolicited advertising, goods, and credit-card indemnification will also be addressed.

COMPETITION

Although most Internet access is free of charge in Europe, the Company will derive revenues for telecommunication time and consulting fees. The Company recognizes there is untapped potential for continued growth within the ISP Markets of the United Kingdom.

The Company's two largest potential competitors in the UK marketplace (which is the initial launching point of the Company) are FreeServe and AOL. Between these two companies over 50% of UK users are members. (Source: Company Reports, ITU, Deustche Bank Estimates.)

According to the Dow Jones International News Service, a number of companies in the UK are introducing 'free-ish' services (Freeserve). These services only make users pay local calling rates. Others are now offering free dial-up and no local calling charges. Instead, companies like AOL charge subscription fees. More recently, companies have begun to provide free dial-up, no subscription fees, and no local calling rates. These companies will begin to increase their market share, and pose the largest threat to the Company. One of the most rapidly growing companies is CallNet who is attracting customers are a large rate. However, the costs associated with such a model do not make it a viable strategy for the Company.

The Company plans on competing with these competitors through its unique 'packages of services/products'. By providing free basic access and charging subscription fees for a vast array of add-on products the Company will try to generate the interest of Free access as well as develop a viable revenue stream. The business model of the Company will derive its revenues from many venues including: e-commerce, ISP charges, internet content agreements, licensing agreements with telecommunication companies and ISP's and a wide variety of International Internet electronic Commerce. However, there can be no assurances that the Company will be able to compete successfully against its competitors. Failure to compete successfully could have a materially adverse effect upon the Company's future results of operations and financial conditions.

DEPENDENCE  ON  KEY  CUSTOMERS

The Company is currently not dependent on any single customer for a significant portion of its annual sales. The Company believe its customer base will change on a continuous basis as new customers are added or old customers removed.

MAJOR  SUPPLIERS

The  Company  is  currently  not  dependent  on  any  major  suppliers.

     Regulation

The Company is not currently subject to any State or Federal regulation with respect to its Internet related services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse affect on the Company's operations.

At present, the United Kingdom has no comprehensive regulatory regime applicable to the internet industry and there are few specifically applicable requirements. Internet service providers are required to register with the Data Protection Registry. Under recently enacted legislation, those providing data encryption services are subject to regulation. Otherwise, the internet industry is subject to the company law and generally applicable statutes and regulations governing commercial activities conducted in the United Kingdom. The Company intends to fully comply with all laws and regulations, and the constraints of international restrictions that could impact the success of the Company. There can be no assurances that the Company will not be subject to other international regulations in the future.

PATENTS,  TRADEMARKS,  LICENSES

The Company does not depend upon any patents or trademarks to conduct its business; nor does the Company hold any such patents or trademarks.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

NUMBER  OF  EMPLOYEES

As of December 31, 1999, the Company employed two people on a full time basis, namely its President, John Huguet, and its Secretary, Randy Doten.

ITEM  2.  DESCRIPTION  OF  PROPERTY

As of December 31, 1999, the Company had no properties. Through an oral agreement with the Company's President, John Huguet, the Company's operations are located at 1005-750 W. Pender Street, Vancouver, British Columbia, Canada, V6C 2T8 2600. There is no rental charge to the Company for office space. There are no other preliminary agreements with respect to future offices or facilities.

ITEM  3.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

PART  II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 5, 1998, the Company's Common Stock began listing on the Over-the-Counter Bulletin Board under the trading symbol "ASSM." To reflect the Company's new business plan and name change to Yournet, Inc., the Company changed its trading symbol to "YOUR," on November 10, 1999.


CALENDAR                                      BID  PRICES
YEAR               PERIOD                          HIGH          LOW
--------------------------------------------------------------
1998               First  Quarter          .01          .01
                   Second  Quarter         .01          .01
                   Third  Quarter          .025         .005
                   Fourth  Quarter         .005         .005

1999               First  Quarter          .01          .002
                   Second  Quarter         .03          .002
                   Third  Quarter         5.00          .02
                   Fourth  Quarter        4.00         1.50

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 1999 was approximately 2,535.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

CHANGES  IN  SECURITIES

Effective  April  21,  1999,  as  approved  at  the  Company's Annual Meeting of
Shareholders on March 1,1999, the Company executed a one-for-five (1-for-5) reverse stock split of the Company's common stock. As a result, the number of shares issued and outstanding of the Company's common stock was reduced to 8,824,763.

On June 28, 1999, a majority of shareholders approved a one-for-five hundred (1-for-500) reverse stock split, effective July 12, 1999, thereby decreasing the number of issued and outstanding shares of common stock to 44,031.

On September 7, 1999, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 389,500 shares of stock issued pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind, Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the "fair value" of the services rendered to the Company and of the stock itself.

On November 8, 1999, the Board of Directors authorized a three-and-a-half-for-one (3.5- for-1) forward stock split, thereby increasing the number of issued and outstanding shares of common stock to 20,455,903.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

All sales of unregistered securities occurring during the year ended December 31, 1999 in private transactions have been previously reported in a Form 10-QSB. The following sales of unregistered securities have occurred since January 1, 2000:

Pursuant to two Agreements for Purchase and Sale of Stock entered into and effective as of January 10, 2000, with a closing held on January 14, 2000, Oxford Capital Corp., a Cayman Islands corporation ("Oxford") acquired from Gold Crown Holdings Ltd., a British Virgin Islands corporation ("Goldcrown") a total of 11,302,200 shares (the "Shares") of the Company's common stock, comprising approximately 59.6% of the issued and outstanding common stock of the Company. In consideration for the shares, Oxford paid a purchase price of $750,000, payable $250,000 on or before January 10, 2000, $125,000 on or before February 15, 2000, $125,000 on or before March 15, 2000, $125,000 on or before April 15,
2000 and $125,000 on or before May 15, 2000. The transaction was effectuated in accordance with Section 4(2) under the Securities Act of 1933, as amended.

Oxford also acquired from Bodet Ltd., a British Virgin Islands corporation, a total of 325,000 options to purchase shares of the Company's common stock at $.25 per share, 160,000 options to purchase shares of the Company's common stock of the Registrant at $.375 per share and 160,000 options to purchase shares of the Company's common stock at $.50 per share. The purchase price for these options was $1.00. The options sold were part of a private transaction and were not options issued by the Company. If Oxford were to exercise all of these options, they would beneficially own approximately 61.0% of the issued and outstanding common stock. The transaction was effectuated in accordance with
Section  4(2)  under  the  Securities  Act  of  1933,  as  amended.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

The Company's prior full fiscal year ending December 31, 1999 is not indicative of the Company's current business plan and operations. During the periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's acquisition by Oxford Capital Corporation, as previously discussed, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided under Part F/S, contained herein.

PLAN  OF  OPERATIONS  FOR  THE  COMPANY

The Company is in the development phase of its business plan. Under its new management, the Company's mission is to provide the European Virtual Internet Service Provider ("VISP") market with the fastest, most cost-effective and most efficient Internet access, while supplying Internet and e-commerce products and services, as well as customer support services. Presently the company is seeking acquisition targets in the UK and Europe. These targets will be integral to the implementation of the plan. The Company projects that these targets will form the base from which the Company will operate.

The Company has been screening targets for a number of months and is nearing the selection phase. In order to be prepared for closing on acquisitions the Company is also in negotiations with a number of financial institutions to raise financing. The Company is seeking a first round of financing that will enable it to acquire, develop, and market the chosen targets as well as implement a UK-wide and Europe-wide marketing campaign and roll-out. The Company has targeted USD $10 million as it's initial financing target. There can be no assurances that the Company will be successful in reaching its target. Failure to meet such financing requirements may have a materially adverse effect on the Company's operations and financial condition.

The Company projects that its initial targets will be UK based. Once the targets have been integrated, the management of the Company will actively pursue other targets throughout Europe. The Company hopes to have by the end of 2000 ISP services accessible across Europe. In the pursuit of this growth, the Company foresees its operating expenses increasing dramatically. Some of the financing will be used to cover these increases in expenses.

The Company is seeking alliances and strategic partners to allow it to provide value added services to their customers. One of the primary areas of focus will be telephony technology with the ultimate goal of providing free long distance calls throughout the EU (as well as local calls where applicable). By combining ISP services with Long Distance services the Company feels that it will be able to successfully implement a EU-wide marketing campaign. The Company is currently in negotiations with a number of telephony providers to gain exclusive European distribution rights. However, there can be no assurances that the Company will be successful in its negotiations.

The Company plans to launch a marketing campaign in the UK, Spain and France by the end of August. Part of the campaign will be the launching of the Company's new web-site providing local, regional and international news, financial information and social events. The campaign will also mark the launch our telephony technology. Failure of the Company's marketing campaign in the future may have materially adverse effects on the Company's operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 1999 the Company had no revenue and owned no assets. The Company incurred a net loss of $393,112 during the year ended December 31, 1999 and $1,751 during the year ended December 31, 1998. The Company's current liabilities exceeded its current assets by $30, 438 and the Company has a $30, 438 deficiency in retained earnings as of December 31, 1999. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations.

The company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating loss losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others, may raise substantial doubt about the Company's ability to continue as a going concern.


ITEM  7.   FINANCIAL  STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB" in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

S.W. Hatfield, CPA, has resigned as the independent auditors of the Company as at December 10, 1999. The auditors' reports on the Company's financial statements in the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

There has been no disagreement between the Company and S.W. Hatfield, CPA on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The directors of the Company accepted the resignation of S.W. Hatfield CPA as the independent auditors of the Company on December 10, 1999. As of the March 2, 2000 the firm of Stefanou & Company, LLP was engaged as the independent accountant for the Company.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                 Age     Position(s)
--------------------------------------------------------------------------------
John  Huguet          55     President,  Chief  Executive  Officer, and Director

Randy  Doten          35     Secretary  and  Director

Heather  Nobles       25     Director


JOHN HUGUET Mr. Huguet is currently the Company's President, Chief Executive Officer, and Director. John Huguet is a senior executive with extensive construction management and resource development experience. Since October 1963, Mr. Huguet has served various management positions and has had 33 years of success within the Atkinson group of companies, most recently as President and Managing Director of Atkinson Holdings and Commonwealth Construction encompassing over 7000 employees worldwide. Much of John's career has focused on the development and execution of major international projects incorporating unique and innovative partnership formations, financing arrangements and equity structures.

His broad business experience includes all forms of resource development companies, plus technology applications for the environment, manufacturing and knowledge based industries. He has hands- on executive experience in Peru, Chile, Venezuela, Argentina, Thailand, Philippines, Singapore, Mexico, Canada and the United States. John is the former President and Managing Director of Commonwealth Asia-Pacific Constructors, Commonwealth Del Peru, and former
Chairman of Pacific Geo-Power. He is currently President & CEO of Andean American Mining Corp.

John is active in many industry and community organizations. He has been honored and is President of the Canadian Peruvian Business Council and Trustee of the SMABC and CMAC Pension Funds. He has been a member of the Business Council on National Issues, the Construction Industry Development Council, Executive Director of SMABC and CMA Councils, and former Division Chairman of the Children's Miracle Telethon Network. John is a Fellow of the Certified Management Accountants and is a graduate of the Executive Development Program, University of Western Ontario (1988).

RANDY DOTEN Mr. Doten currently serves as the Company's Secretary and Director. Mr. Doten has over nine years experience in online development, strategy and marketing. In addition to developing online presence for two top U.S. corporations, he has successfully implemented online production campaigns for talk shows and game shows, including The Sinbad Show, The Howie Mandell Show, The Roseanne Show, Judge Judy, Hollywood Squares and Wheel of Fortune. Mr. Doten has also instructed at respected computer technical schools, and has implemented and managed Local and Wide Area Networks in both Windows NT and Unix environments. He is fluent in several programming languages, including those vital to online development and production. Mr. Doten is currently pursing his Graduate Studies at the University of Phoenix of Southern California, expected date of completion is June of 2000. His expertise in targeting the online community is expected to be a major asset to the Company.

HEATHER NOBLES Ms. Nobles is currently a Director of the Company. Ms. Nobles has developed an array of experiences suited for technological start-ups and corporations. Ms. Nobles has been working for Talk Stock With Me, Inc. since 1998 (now Efinancial Depot.com Inc.). Prior to working at Talk Stock With Me, Inc., Ms. Nobles was active in the security sector where she was responsible for Customer Service and Security Monitoring with Protection One Alarm Company. She joined Protection One in 1994 and remained there until she joined Talk Stock. Her experiences in the security and customer relations field is a great addition to the direction the company has now embarked. Ms. Nobles has always been a dependable and flexible manager, whose vision and input have been instrumental in the success of Talk Stock. She is presently very active in the daily operations of Efinancial Depot.com and the Company is honored to have her active on the Board.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, the Company is unaware of any reports that have been filed in compliance with
Section  16(a)  for  the  year  ended  December  31,  1999.

ITEM  10.  EXECUTIVE  COMPENSATION

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

COMPENSATION  OF  DIRECTORS

For the fiscal year ended December 31, 1999, Directors of the Company received no compensation.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 31, 2000, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                         Name and Address of        Common Stock   Percent of
Title of Class           Beneficial Owner           Outstanding    Outstanding
-----------------------  -------------------------  -------------  ------------
                         Oxford Capital Corp. (2)
                         1013 17th Ave SW
                         Calgary, Alberta
Common Stock             Canada T2T 0A7               11,302,200         55.25%

                         Gold Crown Holdings Ltd. (3)
                         c/o The Law Offices of
                         John K. Pierson
                         12424 Wilshire Blvd,
                         Ste. 1120
Common Stock             Los Angeles, CA 90025-1043    5,970,800         29.20%

                         John Huguet
                         1005-750 Pender Street
                         Vancouver, British Columbia
Common Stock             Canada V6C 2T8                         0         0.00%

                         Randy Doten
                         620 North Howard Avenue
Common Stock             Montebello, California 90640           0         0.00%

                         Heather Nobles
                         600 East 97th Street
Common Stock             Inglewood, California 90301            0         0.00%

All Directors and
Officers as a Group (3
 Persons)                                                       0         0.00%
                                                     ============  =============


____________________

(1) Shares are beneficially owned and sole voting and investment power is held by the stockholder member.
(2) Does not include 325,000 options to purchase common stock at $.25 per share, 160,000 options to purchase common stock at $.375 per share, and 160,000 options to purchase common stock at $.50 per share.

(3) Gold Crown Holdings Ltd. has granted John Huguet a revocable proxy with the power to vote on behalf of its shares of the Company. However, Mr. Huguet disclaims any beneficial ownership in the shares acquired by Gold Crown Holdings, Ltd. Mr. Huguet is a business associate of Gold Crown Holdings, Ltd. Mr. Huguet is also the President, Chief Executive Officer, and President of the Company.


The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islandscorporation ("Gold Crown") acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of the Company's common stock from Glenn
A. Little, a director of the Company, for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

On September 7, 1999, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 389,500 shares of stock issued pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind, Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the "fair value" of the services rendered to the Company and of the stock itself.

Pursuant to two Agreements for Purchase and Sale of Stock entered into and effective as of January 10, 2000, with a closing held on January 14, 2000, Oxford Capital Corp., a Cayman Islands corporation ("Oxford") acquired from Goldcrown Holdings Ltd., a total of 11,302,200 shares (the "Shares") of the Company's common stock, comprising approximately 59.6% of the Company's issued and outstanding common stock. In consideration for the shares, Oxford paid a purchase price of $750,000, payable $250,000 on or before January 10, 2000, $125,000 on or before February 15, 2000, $125,000 on or before March 15, 2000,
$125,000  on  or  before  April 15, 2000 and $125,000 on or before May 15, 2000.

Oxford also acquired from Bodet Ltd., a British Virgin Islands Corporation a total of 325,000 options to purchase shares of common stock of the Registrant at $.25 per share, 160,000 options to purchase shares of common stock of the Registrant at $.375 per share and 160,000 options to purchase shares of common stock of the Registrant at $.50 per share. The purchase price for these options was $1.00. No changes in the officers or directors of the Registrant has been made as a result of the acquisition of shares by Oxford. If Oxford were to exercise all of these options, they would beneficially own approximately 61.0% of the Company's issued and outstanding common stock.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  INDEX  TO  EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.          DESCRIPTION

*(2.1) Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000.

*(2.2)               Agreement for Purchase and Sale of Stock between Bodet Ltd.
                     and Oxford Capital Group dated as of January 10, 2000.

2.3 Acquisition Agreement between Associated Medical Devices, Inc. and Euro American Business Group, Inc.

*(3.1)               Articles  of  Incorporation

3.2 Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on October 20, 1999.

*(3.3)               Bylaws  of  the  Company

*(16)                Letter  re.  Change  in  Certifying  Accountant

21                   List  of  Subsidiaries  of  the  Company

23                   Consent  of  Certifying  Accountant

27                   Financial  data  schedule
------------------------------
*  Previously  filed

(B)  REPORTS  ON  FORM  8-K

On November 4, 1999, the Company filed a Current Report on Form 8-K dated November 8, 1999 reporting under Item 1, a change in the control of the Company pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, whereby John F. Huguet and Gold Crown Holdings Limited acquired 4,968,000 restricted shares of the Company's common stock comprising 85% of the Company's issued and outstanding shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group. Under Item 5, the Company reported a forward split of the Company's outstanding shares of common stock on a one share for 3.5 share basis to be effective October 28, 1999.

On November 8, 1999, the Company filed a Current Report on Form 8-K dated November 8, 1999 reporting under Item 5, an amendment to its Certificate of Incorporation changing its name to Yournet, Inc.

On December 29, 1999, the Company filed a Current Report on Form 8-K dated December 29, 1999 reporting under Item 4, a change in its certfying accountants whereby S.W. Hatfield, CPA, resigned as the independent auditors of the Company as of December 10, 1999.

On March 10, 2000, the Company filed a Current Report on Form 8-K dated March 10, 2000, reporting under Item 4, a change in its certifying accountants whereby Stefanou & Company, LLP was engaged as its certifying accountant.

On March 28, 2000, the Company filed a Current Report on Form 8-K dated March 2 8, 2000 reporting under Item 1, a change in the control of the Company pursuant to two agreements for Purchase and Sale of Stock entered into and effective as of January 10, 2000, with a closing held on January 14, 2000, whereby Oxford Capital Corp., acquired from Goldcrown Holdings Ltd., a total of 11,302,200 shares of the Company's common stock, comprising approximately 59.6% of the issued and outstanding common stock of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April  14,  2000

YOURNET,  INC.
--------------
(Registrant)

By:  /s/  JOHN  HUGUET
          ------------
          JOHN  HUGUET

President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature           Capacity          Date
-----------------------------------------------------------

/s/  JOHN  HUGUET        Director          April  14,  2000
-----------------
     JOHN  HUGUET


/s/  RANDY  DOTEN        Director          April  14,  2000
-----------------
     RANDY  DOTEN


/s/  HEATHER  NOBLES     Director          April  14,  2000
--------------------
     HEATHER  NOBLES

                                  YOURNET, INC.
                            CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS





                                                               1999          1998
                                                           ------------  ------------

Current Assets:

                                                           $         0   $         0
                                                           ------------  ------------

                                                           $         0   $         0
                                                           ============  ============


                       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:

Accounts Payable                                           $    30,438   $     5,999
                                                           ------------  ------------

    Total Current Liabilities                              $    30,438   $     5,999

Deficiency in Stockholders' equity (Note B):

  Common stock, par value, $.0001 per share; authorized,
  50,000,000 shares; 20,455,903 shares issued at
December 31, 1999; 17,649 shares issued at December 31,
1998 (restated)                                                 20,456            18
  Additional paid in capital                                 3,100,705     2,752,470
  Deficiency in retained earnings                           (3,151,599)   (2,758,487)
  Deficiency in stockholders' equity                           (30,438)       (5,999)
                                                           ------------  ------------
                                                           $         0   $         0
                                                           ============  ============

                      See accompanying notes to financial statements

                                  YOURNET, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998







Cost and expenses:                                                   1999       1998


 General & Administrative Fees                                 $  393,112   $  1,751
                                                               -----------  ---------

 Total operating expenses                                         393,112      1,751
Loss from operations                                             (393,112)    (1,751)
Income (taxes) benefit                                                  -          -
                                                               -----------  ---------
Net loss                                                         (393,112)    (1,751)

Loss per common share (basic and assuming dilution)            $   ( 0.12)  $(  0.10)
                                                               ===========  =========
Weighted average common shares outstanding, restated
(Note D)                                                        3,249,730     17,649


                      See accompanying notes to financial statements

                                  YOURNET, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998







                                      Common        Stock      Additional         Accumulated
                                                    ---------
                                      Shares        Amount     Paid-in-Capital    Deficit        Total
                                      ------------  ---------  -----------------  -------------  ----------



Balance at December 31, 1997           44,093,967   $ 44,094   $      2,708,394   $ (2,756,736)  $  (4,248)
Effect of reverse stock splits
(Note D)                              (44,076,318)   (44,076)            44,076
Net loss                                        -          -                  -         (1,751)     (1,751)
                                      ------------  ---------  -----------------  -------------  ----------

Balance at December 31, 1998,
restated (Note D)                          17,649         18          2,752,470     (2,758,487)     (5,999)

Common stock issued in exchange
 for services                             500,664        500            208,419              -     208,919
Common stock issued in exchange
 for license                              357,143        358             10,356              -      10,714
Common shares issued in
connection with acquisition of Euro
 American Business Group, Inc.
 (Note B)                               4,968,000      4,968            144,072              -     149,040

Common stock split (Note D)            14,612,447     14,612            (14,612)             -
Net Loss                                        -          -                  -       (393,112)   (393,112)
                                      ------------  ---------  -----------------  -------------  ----------

Balance at December 31, 1999           20,455,903   $ 20,456   $      3,100,705   $ (3,151,599)  $ (30,438)
                                      ============  =========  =================  =============  ==========


                      See accompanying notes to financial statements

                                  YOURNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998






                                                                                       1999      1998
Cash flows from operating activities:
 Net loss                                                                         $(393,112)  $(1,751)
 Adjustments to reconcile net loss to net cash provided by operating activities:
 Write down in value of asset                                                       149,040         -
              Common stock issued in exchange for license                            10,714
            Common stock issued in exchange for services rendered                   208,919         -
Changes in assets and liabilities:
 Increase (decrease) in accounts payable                                             24,439       751
                                                                                  ----------  --------
 Net cash provided by operating activities                                                0    (1,000)

Cash flows from investing activities:
                                                                                          -         -
                                                                                  ----------  --------
                                                                                          -         -
Cash flows from Financing activities:
 Advances from shareholder                                                                -     1,000
                                                                                  ----------  --------
 Net cash provided by financing activities                                                -     1,000

            Net increase (decrease) in cash                                               -         -
            Cash - beginning of period                                                    -         -
                                                                                  ----------  --------
            Cash - end of period                                                  $       -   $     -
                                                                                  ==========  ========


Supplemental Disclosures:

               Interest paid for the year                                                 -         -
               Income taxes paid for the year                                             -         -
               Issuance of common stock in exchange for license                      10,714
               Issuance of common stock in exchange for services                    208,919         -
               Acquisition:
                   Assets acquired                                                        -         -
                   Accumulated deficit                                                    -         -
                   Liabilities assumed                                                    -         -
                   Common stock issued                                              149,040         -
                   Net cash paid for acquisition                                          -         -


                      See accompanying notes to financial statements

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                  YOURNET, INC.

                                  YOURNET, INC.

                          INDEX TO FINANCIAL STATEMENTS






                                                                           PAGE

Report  of  Independent  Certified  Public  Accountants . . . . . . ..     F-3

Financial  Statements

     Consolidated  Balance  Sheet  at
     December  31,  1999 and 1998 . . . . . . . . . . . . . . . . .        F-4

     Consolidated  Statements  of  Losses  for
     the  two  years  ended  December  31,  1999  and  1998 . . . . .      F-5

     Consolidated  Statements  of  Deficiency
     in  Stockholders'  Equity  for  the  two  years
     ended  December  31,  1999  and  1998 . . . . . . . . . . . . .       F-6

     Consolidated  Statements  of  Cash  Flows
     for  the  two  years  ended  December  31,  1999
     and  1998 . . . . . . . . .. . . . . . . . . . . . . . . . . .        F-7

     Notes to  Consolidated Financial Statements                     F-8 to F-12

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                          1360 Beverly Road, Suite 305
                          McLean, Virginia  22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                               mclean@stefanou.com
                                                                Philadelphia, PA
                                                                ----------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board  of  Directors
Yournet,  Inc.  (Formerly  Associated  Medical  Devises,  Inc.)
Vancouver,  British  Columbia

     We have audited the consolidated balance sheet of Yournet, Inc. (formerly Associated Medical Devises, Inc.) as of December 31, 1999 and the related consolidated statements of loss, deficiency in stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of Yournet, Inc. as of December 31, 1998 were audited by another auditor whose report dated January 27, 1999 on those statements included an explanatory paragraph that described that the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Yournet, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in G to the financial statements, the Company is inactive with no operating activities. Accordingly, the Company is dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. The Company's existence is dependent upon management's ability to develop profitable operations Those conditions raise substantial doubt about its ability to continue as a going concernThe accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  STEFANOU  &  COMPANY  LLP
                                   ------------------------------
                                   Stefanou  &  Company,  LLP
                                   Certified  Public  Accountants
McLean,  Virginia
April  5,2000

                                  YOURNET, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE  A-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statement follows.

Business  and  Basis  of  Presentation
--------------------------------------

Yournet, Inc.,formerly Associated Medical Devices, Inc.("Company"), was incorporated under the laws of the State of Nevada in March, 1980. The Company was formed to develop and market of various medical devises. The Company's efforts were unsuccessful and the Company has remained dormant.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, IncSignificant intercompany transactions have been eliminated in consolidation.

Income  Taxes
-------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Deferred and prepaid taxes will be provided for on items which are recognized in different periods for financial and tax reporting purposes.

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Cash  Equivalents
-----------------

For purposes of the accompanying financial statement, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                                  YOURNET, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE  A-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 1999 and 1998 relating to the adoption of this standard.
     .
Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be


Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 393,112 during the year ended December 31, 1999 and $ 1,751 during the year ended December 31, 1998. The Company's current liabilities exceeded its current assets by $ 30,438 and the Company has a $30,438 deficiency in retained earnings as of December 31, 1999.

Comprehensive  Income
---------------------

The Company does not have any items of comprehensive income in any of the periods presented.

                                  YOURNET, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE  B-BUSINESS  COMBINATION

On July 1, 1999, the Company acquired , in an exchange for 4,968,000 shares of common stock, Euro American Business Group, Inc., a company formed under the laws of the State of New York ("EABG") in a transaction accounted for using the purchase method of accounting. The common stock issued was valued at quoted market prices closest to the acquisition date The total purchase price and carrying value of net assets acquired of EABG was $0. The net assets acquired were as follows:

     Net  assets              $        -
     Accumulated  deficit              -
     Net  liabilities                  -
                               ----------
                               $       -
                                =========

As EABG was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses. The Company expensed in 1999 the $140,040 which represents the excess of the purchase price of EABG over the net assets acquired.

NOTE  C  -  RELATED  PARTIES

The Company's president and sole director is also the sole shareholder of entities which own 100% of the Company's issued and outstanding common stock. These entities have advanced $1,000 to the Company as of December 31, 1998.


NOTE  D-  CAPITAL  STOCK

In April, 1999 the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a reverse stock split of one (1) share for every five (5) shares of common stock outstanding as of March 1, 1999.

In June, 1999 the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a reverse stock split of one (1) share for every five hundred (500) shares of common stock outstanding as of June 28, 1999.

                                  YOURNET, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE  D-  CAPITAL  STOCK  (CONTINUED)


In November , 1999, the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a forward stock split of three and one half (3.5) share for every one (1) common stock split.

In 1999 , the Company issued common stock in exchange for services rendered by certain consultants of the Company.

All references in the financial statements to common stock, per share amounts, number of shares outstanding and stockholders' equity amounts have been restated as if the reverse split had occurred as of the earliest period presented.


NOTE  E-  INCOME  TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 1999, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 390,000 expiring the year 2014, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  December 31, 1999 are as follows:

     Non  current:
          Net  operating  loss  carryforward     $   132,000
          Valuation  allowance                       132,000
                                                 ------------
          Net  deferred  tax  asset              $         -
                                                 ============

                                  YOURNET, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE  F-LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:

                                                       1999             1998
                                                       ----             ----
Net  loss available for common shareholders         $ (393,112)        $(1,751)
Basic  and  fully  diluted  loss  per  share        $     (.12)        $  (.10)
Weighted  average  common  shares outstanding        3,249,730          17,649
                                                     ==========        ========


Net loss per share is based upon the weighted average number of shares of common stock outstanding. In April, 1999, the Company's Board of Directors approved a one (1) share for five (5) share reverse common stock split. In June, 1999, the Company's Board of Directors approved a one (1) share for five hundred (500) share reverse common stock split. In November, 1999, the Company's Board of Directors approved a three and one half (3.5) share for one (1) common stock split. (See Note D). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the forward and reverse stock splits.


NOTE  G  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 1999 and 1998, the Company incurred losses of $393,112 and $1,751 respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is inactive with no operating activities. Accordingly, the Company is dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity.

The Company's existence is dependent upon management's ability to develop profitable operations. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.