Form 10KSB/A
period 1999-12-31
YOURNET INC/
filed 2000-04-18
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Virtual Internet Services Providers are internet providers who lease the facilities and infrastructure of other large ISPs, Telecommunications companies ("Telcos"), or infrastructure providers. The VISP role is then to market their site, build content specific to their users' needs and provide their members with all of the services typical of an ISP without having to provide the platform on which their service runs. Typically this results from large corporations and associations forming VISPs to provide their employees and members with services specific to the organization. This market presents an opportunity for the Company to gain numerous members and users without having to provide user specific content.Initially, the Company plans to acquire UK-based Internet Service Providers ("ISP"). These ISPs will provide the starting point for the infrastructure that the Company requires. Through this infrastructure, the Company will target the VISPs. Rather than handle specific individual end-users, the Company intends to cater to these VISPs. The VISPs will have direct contact with the customer, while the Company handles all of the infrastructure and support requirements.

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

*(3.1)               Articles  of  Incorporation

3.2 Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on October 20, 1999.

*(3.3)               Bylaws  of  the  Company

*(16)                Letter  re.  Change  in  Certifying  Accountant

*(21)                List  of  Subsidiaries  of  the  Company

*(23)                Consent  of  Certifying  Accountant

*(27)                Financial  data  schedule
------------------------------
*  Previously  filed

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


Dated:  April  18,  2000

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

     Signature           Capacity          Date
-----------------------------------------------------------

/s/  JOHN  HUGUET        Director          April  18,  2000
-----------------
     JOHN  HUGUET


/s/  RANDY  DOTEN        Director          April  18,  2000
-----------------
     RANDY  DOTEN


/s/  HEATHER  NOBLES     Director          April  18,  2000
--------------------
     HEATHER  NOBLES

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