Form 10QSB
period 2000-03-31
YOURNET INC/
filed 2000-05-15
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934 For  the  quarterly  period  ended  March  31,  2000

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

        400  630-8TH  AVE  SW
     CALGARY,  ALBERTA  CANADA                                       T2P  1G6
(Address of Principal Executive Offices)                            (Zip Code)

                                  (403) 303-4610
                           (Issuer's Telephone Number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes    X     No  _____


     As of March 31, 2000, the Company had 20,455,903 shares of its par value $0.0001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes___     No_X__

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

     Consolidated  Balance  Sheet  at  March  31,  2000  and  December  31, 1999
      (Unaudited)

     Consolidated  Statements of Operations (Unaudited) Three months ended March
      31,  2000  and  1999

     Consolidated  Statements of Cash Flows (Unaudited) Three months ended March
      31,  2000  and  1999

     Notes  to  Consolidated  Financial  Statements  March  31, 2000 (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          CONSOLIDATED BALANCE SHEET
                     March 31, 2000 and December 31, 1999


                                     ASSETS


                                                                 2000               1999
                                                        (UNAUDITED)
Current Assets:

  Prepaid expenses                                          5,770                $0
                                                          -------            ------

  Total current assets                                      5,770                $0
                                                          =======            ======


             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable                                           50,482           $30,438
                                                           ------           -------
    Total Current Liabilities                              50,482            30,438

Deficiency in Stockholders' Equity:

  Common stock, par value, $.0001 per share; authorized,
  50,000,000 shares; 20,455,903 shares issued at
March 31, 2000 and at December 31, 1999                    20,456            20,456
  Additional paid in capital                            3,100,705         3,100,705
  Deficiency in retained earnings                      (3,165,873)       (3,151,599)
  Deficiency in stockholder's equity                      (44,712)          (30,438)
                                                           ------           -------
                                                      $     5,770      $          0
                                                           ======           =======


        The accompanying notes are an integral part of these statements.

                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                         2000          1999
                                                     ------------   ----------
Cost and expenses:

 General & Administrative Fees                       $    14,274    $        0
                                                     ------------   ----------

 Total operating expenses                                 14,274             0
Loss from operations                                     (14,274)            0
Income (taxes) benefit                                         -             -
                                                     ------------   ----------
Net loss                                                 (14,274)            0

Loss per common share (basic and assuming dilution)  $    ( 0.00)   $     0.00
                                                     ============   ==========
Weighted average common shares outstanding             20,455,903   44,123,967


        The accompanying notes are an integral part of these statements.


                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                     2000      1999
                                                 ---------  --------
Cash flows from operating activities:
 Net loss                                        $(14,274)  $(1,751)

Changes in assets and liabilities:
 Increase (decrease) in accounts payable           20,044       751
            Increase in prepaid expenses           (5,770)        -
                                                 ---------  --------
 Net cash provided by operating activities              0    (1,000)

Cash flows from investing activities:
                                                        -         -
                                                 ---------  --------
                                                        -         -
Cash flows from Financing activities:
 Advances from shareholder                              -     1,000
                                                 ---------  --------
 Net cash provided by financing activities              -     1,000

            Net increase (decrease) in cash             -         -
            Cash - beginning of period                  -         -
                                                 ---------  --------
            Cash - end of period                 $      -   $     -
                                                 =========  ========


Supplemental Disclosures:

               Interest paid for the period             -         -
               Income taxes paid for the period         -         -



        The accompanying notes are an integral part of these statements.

                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)



NOTE  A-  SUMMARY  OF  ACCOUNTING  POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.


Business  and  Basis  of  Presentation

Yournet, Inc., formerly Associated Medical Devices, Inc.("Company"), was incorporated under the laws of the State of Nevada in March, 1980. The Company was formed to develop and market various medical devices. The Company's efforts were unsuccessful and the Company has remained dormant.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

     The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

     The Company's three month period ending March 31, 2000 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operation.

PLAN  OF  OPERATION

     The Company is in the development phase of its business plan. Under its new management, the Company's mission is to provide the European Virtual
Internet Service Provider ("VISP") market with fast, cost-effective and efficient Internet access, while supplying Internet and e-commerce products and services, as well as customer support services. Presently the company is seeking acquisition targets in the UK and Europe. These targets will be integral to the implementation of the plan. The Company projects that these targets will form the base from which the Company will operate.

     The Company has been screening targets for a number of months and is nearing the selection phase. In order to be prepared for closing on acquisitions the Company is also in negotiations with a number of financial institutions to rise financing. The Company is seeking a first round of financing that will enable it to acquire, develop, and market the chosen targets as well as implement a UK-wide and Europe-wide marketing campaign and roll-out. The Company has targeted USD $10 million, as it's initial financing target. There can be no assurances that the Company will be successful in reaching its target. Failure to meet such financing requirements may have a materially adverse effect on the Company's operations and financial condition.

     The Company projects that its initial targets will be UK based. Once the targets have been integrated, the management of the Company will actively pursue other targets throughout Europe. The Company hopes to have by the end of year 2000, ISP services accessible across Europe. In the pursuit of this growth, the Company foresees its operating expenses increasing dramatically. Some of the financing will be used to cover these increases in expenses.

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

     The Company plans to launch a marketing campaign in the UK, Spain and France by the end of August. Part of the campaign will be the launching of the Company's new web site providing local, regional and international news, financial information and social events. The campaign will also mark the launch our telephony technology. Failure of the Company's marketing campaign in the future may have materially adverse effects on the Company's operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2000 the Company had no revenue and $5770 in assets. The Company incurred a net loss of $14,274 during the three month period ended March 31, 2000 and $1,751 during the year ended December 31, 1999. The Company's current liabilities exceeded its current assets by $44,712 as of March 31, 2000. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The company has borrowed funds from principal shareholders to satisfy certain obligations. The company's independent certified public accountants have stated in their report included in the Company's December 31, 1999 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item  2.     Changes  in  Securities

     None.

Item  3.     Defaults  Upon  Senior  Securities

     None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     No  matters  were  submitted  to  the  security  holders  for  a  vote.

Item  5.     Other  Information

     There is no other information deemed material by management for disclosure herein.

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

             None.

     (b)     Reports  on  Form  8-K

On March 10, 2000, the Company filed a Current Report on Form 8-K dated March 10, 2000, reporting under Item 4, a change in its certifying accountants whereby Stefanou & Company, LLP was engaged as its certifying accountant.

On March 28, 2000, the Company filed a Current Report on Form 8-K dated March 28, 2000 reporting under Item 1, a change in the control of the Company pursuant to two agreements for Purchase and Sale of Stock entered into and effective as of January 10, 2000, with a closing held on January 14, 2000, whereby Oxford Capital Corp., acquired from Goldcrown Holdings Ltd., a total of 11,302,200 shares of the Company's common stock, comprising approximately 59.6% of the issued and outstanding common stock of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   YOURNET,  INC.

Dated:  May  12,  2000             /s/  John  Anderson
                                   By:  John  Anderson
                                   Its:  President