Form 10QSB
period 2000-06-30
YOURNET INC/
filed 2000-08-14
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  June  30,  2000

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

Yes   X     No  _____
    ----


     As  of  June  30,  2000, the Company had 20,455,903 shares of its par value
$0.0001  common  stock  issued  and  outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes___     No_X__

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Consolidated Balance Sheet at June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

             Consolidated Statements of Losses (Unaudited) Three and Six months ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2000 and 1999

             Notes  to  Consolidated  Financial  Statements  June  30, 2000
             (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                                  YOURNET, INC.
                            CONSOLIDATED BALANCE SHEET
                       June 30, 2000 and December 31, 1999


                                     ASSETS





                                                       June 2000      December 1999
                                                    --------------  ---------------
                                                       (Unaudited)        (Audited)
Current Assets:
Prepaid expenses                                    $            0  $             0
                                                    --------------  ---------------
Total current assets                                $            0  $             0
                                                    ==============  ===============

                       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY





Current Liabilities:

Accounts Payable                                      $     63,803  $       30,438
                                                      ------------  --------------
Total Current Liabilities                                   63,803          30,438
Deficiency in Stockholders' Equity
Common stock, par value, $.0001 per share;
 authorized, 50,000,000 shares; 20,455,903
shares issued at June 30, 2000 and
at December 31, 1999                                        20,456          20,456
Additional Paid In Capital                               3,100,705       3,100,705
Deficiency in Retained Earnings                        (3,184,964)     (3,151,599)
                                                      ------------  --------------
Deficiency in Stockholders' Equity                        (63,803)        (30,438)
                                                      ------------  --------------
                                                       $         0  $            0
                                                      ============  ==============


        The accompanying notes are an integral part of these statements.

                                                       YOURNET, INC.
                                              CONSOLIDATED STATEMENTS OF LOSSES
                                                        (UNAUDITED)





                                             3 months ended     3 months ended   6 months ended   6 months ended
                                             June 30, 2000      June 30, 1999    June 30, 2000     June 30, 1999
                                             ---------------   ----------------  ----------------  -------------

Cost and expenses:

 General & Administrative Fees               $        19,091   $           372   $        33,365   $       372
                                             ----------------  ----------------  ----------------  ------------


 Total operating expenses                             19,091               372            33,365           372

Loss from operations                                 (19,091)             (372)          (33,365)         (372)
Income (taxes) benefit                                     0                 0                 0             0
                                             ----------------  ----------------  ----------------  ------------
Net loss                                             (19,091)             (372)          (33,365)         (372)

Loss per common share (basic and assuming
dilution)                                    $        ( 0.00)  $          0.00   $         (0.00)  $      0.00
                                             ================  ================  ================  ============

Weighted average common shares outstanding        20,455,903        37,163,000        20,455,903    37,163,000



    The accompanying notes and an integral part of these financial statements

                                                  YOURNET, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  (UNAUDITED)



                                                       For the 6 Months Ended             For the 6 Months
                                                       June 30, 2000                      Ended June 30,1999
                                                       ----------------------             ------------------

Cash flows from operating activities:
     Net loss                                            $         (33,365)                 $         (372)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
Changes in assets and liabilities:
     Increase (decrease) in accounts payable and other               33,365                        (13,128)
                                                         ------------------                     -----------
     Net cash provided by operating activities                            0                        (13,500)

Cash flows from investing activities:                                     0                               0
                                                         ------------------                     -----------
                                                                          0                               0

Cash flows from Financing activities:
     Advances from shareholder                                            0                           1,000
                                                          -----------------                     -----------
     Proceeds from the sale of common stock                               0                          12,500
                                                          -----------------                     -----------
     Net cash provided by financing activities                            0                          13,500

     Net increase (decrease) in cash                                      0                               0
     Cash - beginning of period                                           0                               0
                                                       --------------------                     -----------
     Cash - end of period                                $                0                 $             0
                                                       ====================                 ================


Supplemental Disclosures:

               Interest paid for the period                               0                               0
               Income taxes paid for the period                           0                               0








    The accompanying notes are an integral part of these financial statements

                                   YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE  A-  SUMMARY  OF  ACCOUNTING  POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.


Business  and  Basis  of  Presentation
--------------------------------------

Yournet, Inc., formerly Associated Medical Devices, Inc.("Company"), was incorporated under the laws of the State of Nevada in March, 1980. The Company was formed to develop and market of various medical devises. The Company's efforts were unsuccessful and the Company has remained dormant.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.

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

GENERAL  OVERVIEW

     The Company's three month period ending June 30, 2000 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operation.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000 the Company had no revenue and zero in assets. The Company incurred a net loss of $19,091 during the three month period ended June 30, 2000 and $1,751 during the year ended December 31, 1999. The Company's current liabilities exceeded its current assets by $63,803 as of June 30, 2000. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 1999 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


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

Item  6.     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits

             Exhibit 27   Financial Data Schedule

             (b)     Reports  on  Form  8-K

             None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               YOURNET, INC.

Dated:  August  11,  2000                      /s/  John Anderson
                                               By:  John Anderson
                                               Its: President and
                                               Chief Financial Officer