Form 10QSB
period 2000-09-30
YOURNET INC/
filed 2000-11-16
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  September  30,  2000

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

Yes   X     No  _____
    ----


     As of November 7, 2000, the Company had 20,455,903 shares of its par value $0.0001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes___     No_X__

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Consolidated  Balance  Sheet at September 30, 2000
             (Unaudited) and December 31,  1999  (Audited)

             Consolidated Statements of Losses (Unaudited) Three and Nine months ended September 30, 2000 and 1999

             Consolidated  Statements  of  Cash  Flows  (Unaudited)  Nine
             months  ended September  30,  2000  and  1999

             Notes to Consolidated Financial Statements September 30, 2000 (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART  II.    OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                                  YOURNET, INC.
                            CONSOLIDATED BALANCE SHEET
                    September 30, 2000 and December 31, 1999



                                     ASSETS





                                           September 2000             December 1999
                                           -----------------          ------------------
                                           (Unaudited)                (Audited)
Current Assets:
Prepaid expenses                                           -          $                -
                                           -----------------          -------------------
Total current assets                                       -          $                -
                                           =================          ===================



               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY




Current Liabilities:
Accounts Payable and Accrued Expenses      $    65,189                $          30,438
                                           ------------               ------------------
Total Current Liabilities                       65,189                           30,438

Stockholders' Equity
Common stock, par value, $.0001 per
share; authorized, 50,000,000 shares;
20,455,903 shares issued at September 30,
2000 and at December 31, 1999                   20,456                           20,456
Additional Paid In Capital                   3,100,705                        3,100,705
Retained Earnings                           (3,186,350)                      (3,151,599)
                                           ------------               ------------------
Deficiency in Stockholders' Equity             (65,189)                         (30,438)
                                           ------------               ------------------
                                           $         -                $               -
                                           ============               ==================

 See accompanying footnotes to the unaudited consolidated financial statements.

                                  YOURNET, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)




                                              3 months ended       3 months ended        9 months ended        9 months ended
                                              September 30,        September 30,         September 30,         September 30,
                                                  2000                   1999                2000                  1999
                                             --------------------  --------------------  --------------------  --------------

Revenues                                     $                 -   $                 -   $                 -   $         -
Operating Expenses:
 Selling, General & Administrative                         1,386               392,740                34,751       393,112

Total operating expenses                                   1,386               392,740                34,751       393,112
                                             --------------------  --------------------  --------------------  ------------

Net Income Before Taxes                                   (1,386)             (392,740)              (34,751)     (393,112)

Provision for Income Taxes                                     -                     -                     -             -
                                             --------------------  --------------------  --------------------  ------------

Net Income                                   $            (1,386)  $          (392,740)  $           (34,751)  $  (393,112)
                                             ====================  ====================  ====================  ============

Earnings per common share
(basic and assuming dilution)                $            ( 0.00)  $             (0.01)  $             (0.00)  $     (0.01)
                                             ====================  ====================  ====================  ============

Weighted average common shares outstanding            20,455,903            37,163,000            20,455,903    37,163,000

 See accompanying footnotes to the unaudited consolidated financial statements.

                                  YOURNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)




                                                        For the 9        For the 9
                                                        Months Ended     Months Ended
                                                        September 30,    September 30,
                                                            2000             1999
                                                        ---------------  ---------------

Cash flows from operating activities:
 Net income from operating activities                    $      (34,751)  $     (393,112)
 Adjustments to reconcile net loss to net cash:                        -               -
   Write down in values of assets                                      -         149,040
   Common Stock issued in exchange for license                         -          10,714
   Common Stock issued in exchange for services                        -         208,919
   Change In:  Receivables                                             -               -
       Prepaid expenses and Other Assets                               -               -
       Accounts Payable and Accrued Expenses                      34,751          24,439
 Net cash from operating activities                                    -               -


Cash flows used in investing activities:
 Net cash used in investing activities                                 -               -

Cash flows (used in)/provided by financing activities:
 Proceeds from the sale of common stock                                -               -
 Proceeds from loans from stockholders                                 -               -
 Net cash used in financing activities                                 -               -

Net increase in cash and cash equivalents                              -               -

Cash and cash equivalents at January 1                                 -               -

Cash and cash equivalents at September 30                 $            -   $           -
                                                          ===============  ===============

Supplemental Disclosures:
Issuance of Common Stock in exchange for license                           $      10,714
Issuance of Common Stock in exchange for services                          $     208,919
Acquisition:
  Common Stock issued                                                      $     149,040



 See accompanying footnotes to the unaudited consolidated financial statements.

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.


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

GENERAL  OVERVIEW

     The Company's three month period ending September 30, 2000 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operation.

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

     The Company plans to launch a marketing campaign in the UK, Spain and France by the end of August. Part of the campaign will be the launching of the Company's new web site providing local, regional and international news, financial information and social events. The campaign will also mark the launch of our telephony technology. Failure of the Company's marketing campaign in the future may have materially adverse effects on the Company's operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000 the Company had no revenue and no assets. The Company incurred a net loss of $34,751 during the nine month period ended September 30, 2000 and $393,112 during the nine month period ended September 30, 1999. The Company's current liabilities exceeded its current assets by $65,189 as of September 30, 2000. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 1999 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


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

                                            YOURNET,  INC.


Dated:  November  16,  2000                 /s/ John Anderson
                                            ----------------------
                                            By:  John  Anderson
                                            Its:  President  and
                                            Chief  Financial  Officer