Form 10KSB
period 2000-12-31
YOURNET INC/
filed 2001-05-14
CIK 318245

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-KSB





     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For  the  fiscal  year  ended  December  31,  2000

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
             Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  09489

                                  YOURNET, INC.
                 (Name of Small Business Issuer in Its Charter)

        NEVADA                                         88-0164955
(State  or  Other  Jurisdiction  of                   (IRS Employer
 Incorporation  or  Organization)                 Identification  Number)

   900,  12  CONCORDE  PLACE
   TORONTO,  ONTARIO,  CANADA                            M3C 3T1
(Address  of  Principal  Executive  Offices)           (Zip  Code)

                                 (416) 385-6901
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

     Yes   [ X ]    No   [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal year.     $     0

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 30, 2001 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $1,583,648.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,455,903 as of April 30, 2001.

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

Item  6          Management's  Discussion  and  Analysis.

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

Virtual Internet Services Providers are internet providers who lease the facilities and infrastructure of other large ISPs, Telecommunications companies ("Telcos"), or infrastructure providers. The VISP role is then to market their site, build content specific to their users' needs and provide their members with all of the services typical of an ISP without having to provide the platform on which their service runs. Typically this results from large corporations and associations forming VISPs to provide their employees and members with services specific to the organization. This market presents an opportunity for the Company to gain numerous members and users without having to provide user specific content. Initially, the Company plans to acquire UK-based Internet Service Providers ("ISP"). These ISPs will provide the starting point for the infrastructure that the Company requires. Through this infrastructure, the Company will target the VISPs. Rather than handle specific individual end-users, the Company intends to cater to these VISPs. The VISPs will have direct contact with the customer, while the Company handles all of the infrastructure and support requirements.

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

One immediate addition will be the Company's vast customer service call center, which will provide to each VISP customer the necessary Help Desk Support. This ensures the best relationships possible for both our VISP clients and their customers. This will, however be an invisible service' as the end-customer will believe that they are talking with their VISP. This stands to be one of the larger revenue-generating services, as help desk support calls will initially be charged for, and later will be financially supported by the VISPs. This strategy gives an incentive for the VISP to ensure the content on their site is helpful and easy to understand for their users, which reduces the amount of help desk billings to them and improves the quality of the service which in turn should attract more users.

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

There are wide differences between the levels of satisfaction with the Internet from country to country. Twice as many French respondents said that, overall, they were dissatisfied' with the Internet than in Britain and Germany. This is likely to be explained by the fact that users in France are unable to see a significant advantage in having access to the Internet over Minitel (Minitel is a proprietary text-based, on-line service provided by France Telecom. Users can access around 25,000 services via their telephone lines).

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

According to the Dow Jones International News Service, a number of companies in the UK are introducing free-ish' services (Freeserve). These services only make users pay local calling rates. Others are now offering free dial-up and no local calling charges. Instead, companies like AOL charge subscription fees. More recently, companies have begun to provide free dial-up, no subscription fees, and no local calling rates. These companies will begin to increase their market share, and pose the largest threat to the Company. One of the most rapidly growing companies is CallNet who is attracting customers are a large rate. However, the costs associated with such a model do not make it a viable strategy for the Company.

The Company plans on competing with these competitors through its unique packages of services/products'. By providing free basic access and charging subscription fees for a vast array of add-on products the Company will try to generate the interest of Free access as well as develop a viable revenue stream. The business model of the Company will derive its revenues from many venues including: e-commerce, ISP charges, internet content agreements, licensing agreements with telecommunication companies and ISP's and a wide variety of International Internet electronic Commerce. However, there can be no assurances that the Company will be able to compete successfully against its competitors. Failure to compete successfully could have a materially adverse effect upon the Company's future results of operations and financial conditions.

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

NUMBER  OF  EMPLOYEES

As of April 30, 2001, the Company employed one person, its President, Secretary, and CFO, Robert Kubbernus.

ITEM  2.  DESCRIPTION  OF  PROPERTY

As of April 30, 2001, the Company had no properties. Through an oral agreement with the Company's Sole Director, Robert Kubbernus, the Company's operations are located at 900, 12 Concorde Place, Toronto, Ontario, Canada, M3C 3T1. There is no rental charge to the Company for office space. There are no other preliminary agreements with respect to future offices or facilities.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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


             CALENDAR                           BID  PRICES
               YEAR          PERIOD          HIGH          LOW
               ----          ------          ----          ---

               1999      First  Quarter      .01           .002
                         Second  Quarter     .03           .002
                         Third  Quarter      5.00           .02
                         Fourth  Quarter     4.00          1.50

               2000      First  Quarter      3.50          1.25
                         Second  Quarter     3.00           .75
                         Third  Quarter      1.50           .63
                         Fourth  Quarter     1.00           .38

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on April 30, 2001 was approximately 2,529.

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

GENERAL  OVERVIEW

The Company's prior full fiscal year ending December 31, 2000 is not indicative of the Company's current business plan and operations. During the periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's acquisition by Oxford Capital Corporation, as previously discussed, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided under Part F/S, contained herein.

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

The Company plans to launch a marketing campaign in the UK, Spain and France by the end of August. Part of the campaign will be the launching of the Company's new web-site providing local, regional and international news, financial information and social events. The campaign will also mark the launch our telephony technology. Failure of the Company's marketing campaign in the future may have materially adverse effects on the Company's operations. During the next twelve months, the Company plans to concentrate its efforts on developing its services and identifying specific markets and clients for these services. Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the Company's principal shareholder, Oxford Capital Corp. to either advance funds to the Company, or to accrue expenses until such time as an additional financing can be made.
Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company's product development and marketing reaches a point when additional financing will be possible. It is clear to the Company that present funding is not sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch.

Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the Securities Act of 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until the Company begins to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner as it continues to develop its business plan during the next twelve months.

The Company does not anticipate performing research and development for any products during the next twelve months.

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2000, the Company had no revenue and owned no assets. The Company incurred a net loss of $ 79,365 during the year ended December 31, 2000, and $393,112 during the year ended December 31, 1999. The Company's current liabilities exceeded its current assets by $109,803 and the Company has a $3,230,966 deficiency in retained earnings as of December 31, 2000. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations.

The company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating loss losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others, may raise substantial doubt about the Company's ability to continue as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS No.132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the company as of December 31, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is Already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No.133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

S.W. Hatfield, CPA, has resigned as the independent auditors of the Company as of December 10, 1999.

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

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                       Age     Position(s)
----                       ---     -----------

Robert  Kubbernus           42     President,  Secretary,  CFO,  Director

ROBERT  KUBBERNUS,  PRESIDENT,  SECRETARY,  CFO,  SOLE  DIRECTOR
Mr. Kubbernus presently serves as the Company's President, Secretary, Chief Financial Officer and Sole Director. Serving as its director, Mr. Kubbernus started with the Company in 1999. Mr. Kubbernus contributes to the Company 16 years of financial experience working with high tech firms in North America and Europe.

Mr. Kubbernus has also been employed by JAWS Technologies where he has held the positions of CEO and Chairman since 1997. His primary responsibilities at Jaws Technologies are to oversee the company's security product developers, provide executive direction and develop key contacts within government, corporations, media, clients, insurance underwriters and the investment community.

From 1992 to 1997, Mr. Kubbernus held the position of President and CEO, Bankton Financial Corporation. He headed up a team of corporate financial consultants who specialize in the placement of debt instruments with institutional and private lenders. In addition Bankton also performed corporate work out strategies on behalf of both the client and the related institutions. Before 1992, he was the Chief Financial Officer as well as the Chief Development Officer at Bankers Capital Group, where he developed new products and markets as well as overseeing the financial controls of the organization.

Additionally, Mr. Kubbernus is a Principal of Oxford Capital Group, which is known for its private capital investment practices in the High Tech Field. Oxford has been instrumental in funding strategic relationships and companies involved with JAWS Technologies thus assisting the development of the JAWS vision. Oxford also represents numerous foreign investors looking for opportunities in the North American and Global high tech arena. These foreign institutions rely on Mr. Kubbernus's high tech and financial knowledge and skills for investment direction and strategic relationships.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, the Company is unaware of any reports that have been filed in compliance with
Section  16(a)  for  the  year  ended  December  31,  2000.

ITEM  10.  EXECUTIVE  COMPENSATION

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

COMPENSATION  OF  DIRECTORS

For the fiscal year ended December 31, 2000, Directors of the Company received no compensation.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of April 30, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                 Name  and  Address  of                     Common  Stock    Percent  of
Title  of  Class                 Beneficial  Owner                          Outstanding(1)   Outstanding
----------------                 -----------------                          -----------     -----------

                                 Oxford Capital Corp.
                                 1013 17th Ave SW
Common Stock                     Calgary, Alberta, Canada T2T 0A7           10,802,200      52.81%

                                 Gold Crown Holdings Ltd. (2)
                                 c/o The Law Offices of John K. Pierson
                                 12424 Wilshire Blvd, Ste. 1120
Common Stock                     Los Angeles, CA 90025-1043                 5,970,800       29.20%

                                 Robert Kubbernus
                                 400  630-8TH  Ave SW
Common Stock                     Calgary, Alberta, Canada T2P 1G6                   0        0.00%

                                 All Directors and Officers as a Group (1
Common Stock                     Person in total)                                   0        0.00%

____________________

(1) Shares are beneficially owned and sole voting and investment power is held by the stockholder member.
(2) Gold Crown Holdings Ltd. has granted John Huguet a revocable proxy with the power to vote on behalf of its shares of the Company. However, Mr. Huguet disclaims any beneficial ownership in the shares acquired by Gold Crown Holdings, Ltd. Mr. Huguet is a business associate of Gold Crown Holdings, Ltd. Mr. Huguet is also a former officer and director of the Company.


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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islands corporation ("Gold Crown") acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of the Company's common stock from Glenn
A. Little, a director of the Company, for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

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

Oxford also acquired from Bodet Ltd., a British Virgin Islands Corporation, a total of 325,000 options to purchase shares of common stock of the Registrant held by Bodet, Ltd. at $.25 per share, 160,000 options to purchase shares of common stock of the Registrant at $.375 per share and 160,000 options to purchase shares of common stock of the Registrant at $.50 per share. The purchase price for these options was $1.00. No changes in the officers or directors of the Registrant has been made as a result of the acquisition of shares by Oxford. If Oxford were to exercise all of these options, they would beneficially own approximately 61.0% of the Company's issued and outstanding common stock.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  INDEX  TO  EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.         DESCRIPTION
------------         -----------

*(2.1) Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000.

*(2.2)               Agreement for Purchase and Sale of Stock between Bodet Ltd.
                     and  Oxford  Capital  Group  dated  as  of  January  10,
                     2000.

*(2.3) Acquisition Agreement between Associated Medical Devices, Inc. and Euro American Business Group, Inc.

*(3.1)               Articles  of  Incorporation

*(3.2) Certificate of Amendment of Articles of Incorporation, filed with the Nevada Secretary of State on October 20, 1999.

*(3.3)               Bylaws  of  the  Company

*(16)                Letter  re.  Change  in  Certifying  Accountant

*(21)                List  of  Subsidiaries  of  the  Company


------------------------------
*  Previously  filed


(B)  REPORTS  ON  FORM  8-K


None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May  11,  2001

YOURNET,  INC.
--------------
(Registrant)

By:  /s/  ROBERT  KUBBERNUS
     ----------------------
          ROBERT  KUBBERNUS

President,  Secretary  &  CFO


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature               Capacity           Date
     ---------               --------           ----

/s/  Robert  Kubbernus     Sole  Director     May  11,  2001
----------------------
     Robert  Kubbernus

                                  YOURNET, INC.

                          INDEX TO FINANCIAL STATEMENTS





                                                                           Page

Report of Independent Certified Public Accountants                          F-2

Consolidated  Balance  Sheet  at  December  31,  2000  and  1999            F-3

Consolidated  Statements of Losses for the two years ended
December 31, 2000 and 1999                                                  F-4

Consolidated  Statements of Deficiency in Stockholders' Equity for the
two years ended  December  31,  2000  and  1999                             F-5

Consolidated Statements of Cash Flows for the two years ended
December 31, 2000 and  1999                                                 F-6

Notes  to  Consolidated  Financial  Statements                    F-7  to  F-12

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
                                  703-448-9200
                               703-448-3515 (fax)
                               mclean@stefanou.com
                                                                Philadelphia, PA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board  of  Directors
Yournet,  Inc.
Calgary,  Alberta

     We have audited the consolidated balance sheet of Yournet, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of loss, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yournet, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company is inactive with no operating activities. Accordingly, the Company is dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. The Company's existence is dependent upon management's ability to develop profitable operations. Those conditions raise substantial doubt about its ability to continue as a going concern. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/  STEFANOU  &  COMPANY  LLP
                                   ------------------------------
                                   Stefanou  &  Company,  LLP
                                   Certified  Public  Accountants
McLean,  Virginia
April  29,  2001




                                             YOURNET, INC.
                                       CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2000 AND 1999

                                                ASSETS


                                                                                2000          1999
                                                                            ------------  ------------
         Total current assets: . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                       $    68,376   $    30,438
Due to shareholder (Note C)                                                      41,427             -
                                                                            ------------  ------------
        Total current liabilities
                                                                                109,803        30,438

Deficiency in Stockholders' equity (Note D):
Common stock, par value, $0.001 per share; authorized, 50,000,000 shares;
 20,455,903 shares issued at December 31, 2000 and 1999. . . . . . . . . .       20,456        20,456
Additional paid in capital                                                    3,100,705     3,100,705
Deficiency in retained earnings                                              (3,230,964)   (3,151,599)
                                                                            ------------  ------------
Deficiency in stockholders' equity                                             (109,803)      (30,438)
                                                                            ------------  ------------
                                                                            $         -   $         -
                                                                            ============  ============



                   See accompanying notes to consolidated financial statements




                                      YOURNET, INC.
                            CONSOLIDATED STATEMENTS OF LOSSES
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND  1999





                                                                      2000         1999
                                                               ------------  -----------

Cost and expenses:
   General and administrative expenses. . . . . . . . . . . .  $    79,365   $  393,112
                                                               ------------  -----------
   Total operating expenses . . . . . . . . . . . . . . . . .       79,365      393,112
Loss from operations. . . . . . . . . . . . . . . . . . . . .      (79,365)    (393,112)
Income (taxes) benefit. . . . . . . . . . . . . . . . . . . .            -            -
                                                               ------------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .      (79,365)    (393,112)
Loss per common share (basic and assuming dilution) . . . . .  $      (.00)  $   ( 0.12)
                                                               ============  ===========
Weighted average common shares outstanding, restated (Note D)   20,455,903    3,249,730




           See accompanying notes to consolidated financial statements



                                                       YOURNET, INC.
                               CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                Additional        Accumulated
                                                 Common Shares  Stock Amount   Paid-in-Capital    Deficit         Total
                                                 -------------  -------------  -----------------  ------------  ----------

Balance at December 31, 1998, restated (Note D)         17,649  $          18  $      2,752,470   $(2,758,487)  $  (5,999)
Common stock issued in exchange for services           500,664            500           208,419             -     208,919
Common stock issued in exchange for license            357,143            358            10,356             -      10,714
Common shares issued in connection with
acquisition of Euro American Business Group,
Inc. (Note B)                                        4,968,000          4,968           144,072             -     149,040
Common stock split (Note D)                         14,612,447         14,612           (14,612)            -
Net Loss                                                     -              -                 -      (393,112)   (393,112)
                                                 -------------  -------------  -----------------  ------------  ----------
Balance at December 31, 1999. . . . . . . . . .     20,455,903         20,456         3,100,705    (3,151,599)    (30,438)
Net Loss                                                     -              -                 -       (79,365)    (79,365)
                                                 -------------  -------------  -----------------  ------------  ----------
Balance at December 31, 2000                        20,455,903  $      20,456  $      3,100,705   $(3,230,964)  $(109,803)
                                                 =============  =============  =================  ============  ==========


                    See accompanying notes to consolidated financial statements




                                        YOURNET, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                         2000        1999
                                                                       ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(79,365)  $(393,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write down in value of asset. . . . . . . . . . . . . . . . . . . . .        -       149,040
Common stock issued in exchange for license. . . . . . . . . . . . .         -        10,714
Common stock issued in exchange for services rendered. . . . . . . .         -       208,919
Changes in assets and liabilities:
Increase (decrease) in accounts payable and amounts due   shareholder     37,938      24,439
                                                                       ---------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .   (41,427)          -
Cash flows provided in financing activities:
Advances from shareholder . . . . . . . . . . . . . . . . . . . . . .    41,427           -
                                                                       ---------  ----------
NET CASH PROVIDED FROM INVESTING ACTIVITIES . . . . . . . . . . . . .    41,427           -
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . .         -           -
Cash - beginning of period. . . . . . . . . . . . . . . . . . . . . .         -           -
                                                                       ---------  ----------
Cash - end of period. . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $       -
                                                                       =========  ==========


Supplemental Disclosures:

               Interest paid for the year . . . . . . . . . . . . . .         -           -
               Income taxes paid for the year . . . . . . . . . . . .         -           -
               Issuance of common stock in exchange for license . . .         -      10,714
               Issuance of common stock in exchange for services. . .         -     208,919
               Acquisition:
                   Assets acquired. . . . . . . . . . . . . . . . . .         -           -
                   Accumulated deficit. . . . . . . . . . . . . . . .         -           -
                   Liabilities assumed. . . . . . . . . . . . . . . .         -           -
                   Common stock issued. . . . . . . . . . . . . . . .         -     149,040
                   Net cash paid for acquisition. . . . . . . . . . .         -           -



                 See accompanying notes to consolidated financial statements

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999




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

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 121
(SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Cash  Equivalents
-----------------

For purposes of the accompanying financial statements, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  A-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


Earnings  Per  Share
--------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.
     .
Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 79,365 and $ 393,112 during the year ended December 31, 2000 and 1999, respectively. The Company's current liabilities exceeded its current assets by $ 109,803 and the Company has a $ 3,230,964 deficiency in retained earnings as of December 31, 2000.

Comprehensive  Income
---------------------

The Company does not have any items of comprehensive income in any of the periods presented.

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

New  Accounting  Pronouncements
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of December 31, 2000.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

NOTE  B-BUSINESS  COMBINATION

On July 1, 1999, the Company acquired, in an exchange for 4,968,000 shares of common stock, Euro American Business Group, Inc., a company formed under the laws of the State of New York ("EABG") in a transaction accounted for using the purchase method of accounting. The common stock issued was valued at quoted market prices closest to the acquisition date. The total purchase price and carrying value of net assets acquired of EABG was $0. The net assets acquired were as follows:

             Net  assets               $       -
             Accumulated  deficit              -
                                       ---------
             Net  liabilities                  -
                                       $       -
                                       =========

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

NOTE  C  -  RELATED  PARTIES

The Company's principal shareholder has paid certain costs and expenses on behalf of the Company. As of December 31, 2000, the Company has incurred an obligation of $ 41,427 to the shareholder and is included in current liabilities in the accompanying financial statements. No formal repayment terms exist.

NOTE  D-  CAPITAL  STOCK

In April 1999, the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a reverse stock split of one (1) share for every five (5) shares of common stock outstanding as of March 1, 1999.

In June 1999, the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a reverse stock split of one (1) share for every five hundred (500) shares of common stock outstanding as of June 28, 1999.

In November 1999, the Company adopted, by unanimous consent of its Board of Directors, a resolution authorizing a forward stock split of three and one half (3.5) share for every one (1) common stock split.

In 1999, the Company issued 500,664 shares of common stock to non-employees in exchange for financial advisory and legal services rendered to the Company. The stock issued was valued at $ .42 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services received. In 1999, the Company issued 357,143 shares of common stock in connection with the acquisition of a license agreement valued at $ 10,714 and charged to operations.

All references in the financial statements to common stock, per share amounts, number of shares outstanding and stockholders' equity amounts have been restated as if the reverse split had occurred as of the earliest period presented.

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

At December 31, 2000, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 472,000 expiring the year 2015, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  December 31, 2000 are as follows:


             Non current:
                 Net operating loss carryforward   $ 160,000
                 Valuation allowance . . . . . .    (160,000)
                                                   ----------
                 Net deferred tax asset.  . . . .  $       -
                                                   ==========

NOTE  F-LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:


                                                     2000         1999
                                                 ------------  -----------
Net loss available for common shareholders       $   (79,365)  $ (393,112)
Basic and fully diluted loss per share . .       $      (.00)  $     (.12)
Weighted average common shares outstanding         20,455,903   3,249,730
                                                 ============  ===========

Net loss per share is based upon the weighted average number of shares of common stock outstanding. In April 1999, the Company's Board of Directors approved a one (1) share for five (5) share reverse common stock split. In June 1999, the Company's Board of Directors approved a one (1) share for five hundred (500) share reverse common stock split. In November 1999, the Company's Board of Directors approved a three and one half (3.5) share for one (1) common stock split. (See Note D). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the forward and reverse stock splits.

                                  YOURNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  G  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2000 and 1999, the Company incurred losses of $ 79,365 and $393,112, respectively. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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