Form 10QSB
period 2001-03-31
YOURNET INC/
filed 2001-05-14
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934 For  the  quarterly  period  ended  March  31,  2001

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

      900 12 CONCORDE PLACE
     TORONTO, ONTARIO, CANADA                                        M3C 3T1
(Address of Principal Executive Offices)                            (Zip Code)

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

Yes [ X ]       No [   ]


     As of April 30, 2001, the Company had 20,455,903 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]       No [ X ]

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

     Consolidated  Balance  Sheet  at  March  31,  2001  and  December  31, 2000
      (Unaudited)

     Consolidated  Statements of Operations (Unaudited) Three months ended March
      31,  2001  and  2000

     Consolidated  Statements of Cash Flows (Unaudited) Three months ended March
      31,  2001  and  2000

     Notes  to  Consolidated  Financial  Statements  March  31, 2001 (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

                           PART II. OTHER INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                          PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS


                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                     March 31, 2001 and December 31, 2000


                                     ASSETS

                                                                   March 31, 2001         December 31, 2000
                                                                   (UNAUDITED)
   Total current assets                                            $      -               $       -

       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                              $  68,908              $   68,376
Due to Shareholder                                                    42,091                  41,427
                                                                     -------                 -------
    Total Current Liabilities                                        110,999                 109,803

Deficiency in Stockholders' Equity:
Common stock, par value, $0.001 per share; authorized,
  50,000,000 shares; 20,455,903 shares issued at
  March 31, 2001 and at December 31, 2000                             20,456                  20,456
Additional paid in capital                                         3,100,705               3,100,705
Deficiency in retained earnings                                  (3,232,160)             (3,230,964)
                                                                    -------                 --------
    Deficiency in stockholder's equity                             (110,999)               (109,803)
                                                                    --------                 --------
                                                                  $       -             $         -
                                                                    ========                ========


        The accompanying notes are an integral part of these statements.

                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSSES
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                         2001          2000
                                                     ------------   ----------
Cost and expenses:

   General & Administrative Fees                     $     1,196    $   14,274
                                                     ------------   ----------

   Total operating expenses                                1,196        14,274
Loss from operations                                      (1,196)     (14,274)
Income (taxes) benefit                                         -             -
                                                     ------------   ----------
Net loss                                                  (1,196)     (14,274)
Loss per common share (basic and assuming dilution)  $     (0.00)   $  ( 0.00)
                                                     ============   ==========
Weighted average common shares outstanding             20,455,903   20,455,903


        The accompanying notes are an integral part of these statements.


                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



                                                               2001       2000
                                                            ---------  ---------
Cash flows from operating activities:
Net loss                                                    $ (1,196)  $(14,274)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Changes in assets and liabilities:
     Increase in accounts payable                                 532        105
     Increase in prepaid expenses                                   -    (5,770)
                                                             ---------  --------
     Net cash (used) provided by operating activities             664   (19,939)
Cash flows from Financing activities:
     Advances from shareholder                                    664     19,939
                                                             ---------  --------
     Net cash (used) provided by financing activities             664     19,939
Net increase (decrease) in cash                                     -          -
     Cash - beginning of period                                     -         -
                                                             ---------  --------
     Cash - end of period                                    $      -   $     -
                                                             =========  ========


Supplemental Disclosures:

     Interest paid for the period                            $      -          -
     Income taxes paid for the period                               -          -



        The accompanying notes are an integral part of these statements.

                                  YOURNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE  A-  SUMMARY  OF  ACCOUNTING  POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.


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

GENERAL  OVERVIEW

     The Company's three month period ending March 31, 2001 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company's current business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed Internet business under the heading, Plan of Operation.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2001 the Company had no revenue and no assets. The Company incurred a net loss of $1,196 during the three month period ended March 31, 2001. The Company's current liabilities exceeded its current assets by $110,999 as of March 31, 2001. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The Company has borrowed funds from principal shareholders to satisfy certain obligations. The company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.



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

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   YOURNET,  INC.

Dated:  May  14,  2001             /s/  Robert Kubbernus
                                   By:  Robert Kubbernus
                                   Its:  President, Secretary and CFO