Form 10QSB
period 2001-06-30
GLOBAL PATH INC
filed 2001-08-20
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934 For  the  quarterly  period  ended  June 30,  2001

     [   ] Transition report  under  Section  13  or  15(d) of the Securities
           Exchange Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-09489



                            GLOBAL PATH INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                                88-0164955
  (State  or  Other  Jurisdiction  of                              (IRS Employer
Incorporation  or  Organization)                                  Identification
                                                                      Number)


   8  SULTAN  STREET,  SUITE  702
     TORONTO,  ONTARIO  CANADA                                        M5S  2C1
(Address of Principal Executive Offices)                             (Zip Code)

                                  (416) 385-6934
                           (Issuer's Telephone Number)

                                  YOURNET, INC.
                              900 12 CONCORDE PLACE
                        TORONTO, ONTARIO, CANADA M3C 3T1
                            DECEMBER FISCAL YEAR END
              (Former name, former address and former fiscal year)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes [ X ]       No [   ]


     As of July 31, 2001, the Company had 20,455,903 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]       No [ X ]

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Consolidated Balance Sheet at June 30, 2001 (Unaudited) and December 31, 2000

             Consolidated Statements of Losses (Unaudited) Three and Six months ended June 30, 2001 and 2000

             Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2001 and 2000

             Notes  to  Consolidated  Financial  Statements  June  30,
             2001 (Unaudited)

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


                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                          CONSOLIDATED BALANCE SHEET
                      June 30, 2001 and December 31, 2000


                                     ASSETS

                                                                   June 30, 2001         December 31, 2000
                                                                   (UNAUDITED)
   Total current assets                                            $       -              $        -

       LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                              $  82,277              $   68,376
Due to Shareholder                                                    46,945                  41,427
                                                                     -------                 -------
    Total Current Liabilities                                        129,222                 109,803

Deficiency in Stockholders' Equity:
Common stock, par value, $.0001 per share; authorized,
  50,000,000 shares; 20,455,903 shares issued at
  March 31, 2001 and at December 31, 2000                             20,456                  20,456
Additional paid in capital                                         3,100,705               3,100,705
Deficiency in retained earnings                                  (3,250,383)             (3,230,964)
                                                                    --------                --------
    Deficiency in stockholders' equity                             (129,222)               (109,803)
                                                                    --------                --------
                                                                  $        -             $         -
                                                                   =========                ========


        The accompanying notes are an integral part of these statements.

                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                        CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)


                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------     -------------------------
                                                           2001        2000            2001        2000
                                                           ----        ----            ----        ----

Cost and expenses:
 General & Administrative Fees                       $    18,218   $    19,091   $    19,418   $    33,365
                                                     ------------  ------------  ------------  ------------
 Total operating expenses                                 18,218        19,091        19,418        33,365
Loss from operations                                     (18,218)      (19,091)      (19,418)      (33,365)
Income (taxes) benefit                                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Net loss                                             $   (18,218)  $   (19,091)  $  ( 19,418)  $  ( 33,365)
                                                     ============  ============  ============  ============

Loss per common share (basic and assuming dilution)  $    ( 0.00)  $    ( 0.00)  $    ( 0.00)  $      0.00
                                                     ============  ============  ============  ============
Weighted average common shares outstanding             20,455,903    20,455,903    20,455,903    20,455,903

        The accompanying notes are an integral part of these statements.


                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                               2001       2000
                                                            ---------  ---------
Cash flows from operating activities:
Net loss                                                    $ (19,418) $(33,365)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Changes in assets and liabilities:
     Increase (decrease) in accounts payable                   13,900     33,365
                                                             ---------  --------
     Net cash provided by operating activities                 (5,518)         -
Cash flows from investing activities:                               -          -
                                                             ---------  --------
Cash flows from Financing activities:
     Advances from shareholder                                  5,518          -
                                                             ---------  --------
     Net cash (used) provided by financing activities           5,518          -
Net increase (decrease) in cash                                     -          -
Cash - beginning of period                                          -          -
                                                             ---------  --------
Cash - end of period                                         $      -   $      -
                                                             =========  ========


Supplemental Disclosures:

     Interest paid for the period                            $      -          -
     Income taxes paid for the period                               -          -



        The accompanying notes are an integral part of these statements.

                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                   (UNAUDITED)



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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

Business  and  Basis  of  Presentation
--------------------------------------

     Yournet, Inc., formerly Associated Medical Devices, Inc.("Company"), was incorporated under the laws of the State of Nevada in March, 1980. The Company was formed to develop and market various medical devices. The Company's efforts were unsuccessful and the Company has remained dormant, while seeking new business opportunities.


     The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.


NOTE  B  -  SUBSEQUENT  EVENT

     On August 14, 2001, the Company's shareholders approved a merger with Global Path, Inc.

     Pursuant  to  the  Plan  of  Merger,  the  Company:

     -Changed  its  name  to  Global  Path,  Incorporated
     -Reincorporated  under  the  laws  of  the  State  of  Delaware
     -Each shareholder will receive one (1) share of newly issued Class A common stock for each share of Company stock owned at the stipulated Record date of Reincorporating
     -Authorized  the  issuance  of  100,00,000  shares of  Class A common stock
     -Authorized  the  issuance  of  50,000,000  shares  of Class B common stock
     -Authorized the issuance of 10,000,000 shares of preferred stock -Adopted a Directors and Officers Stock Option Plan
     -Adopted  an  Employees  Stock  Option  Plan

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

GENERAL  OVERVIEW

     The Company's six month period ending June 30, 2001 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company's attempted to pursue UK ISP operations. This attempt was not successful and in the second quarter of 2001, a new business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed business under the heading, Plan of Operation.

PLAN  OF  OPERATION

     The Company endeavours to become a world-wide diversified company with a charter to acquire industry leading companies. These target companies are heavily undervalued for a number of reasons. Once acquired, the Company will remedy appropriate corporate, market or capital issues, reposition the business fundamentals then pull the acquisition back into an industry leadership position. Fundamental to our business is an entrepreneurial philosophy based on ownership. Our focus is clearly on building value for our shareholders. The management team is small in number but long on tenure. We work together as partners, creating an environment that supports individual strengths and decisive independent action. We provide our portfolio companies management teams with significant depth and breadth of expertise on acquisitions, integration, strategy, negotiations and financing with a strong track record of completion. We are actively pursuing, soliciting and building opportunities for the Company. The Company is currently seeking its initial acquisition candidate.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001 the Company had no revenue and no assets. The Company incurred a net loss of $ 19,418 during the six month period ended June 30, 2001. The Company's current liabilities exceeded its current assets by $ 129,222 as of June 30, 2001. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The Company has borrowed funds from principal shareholders to satisfy certain obligations. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

     There are no legal proceeding against the Company and the Company is unaware of proceedings contemplated against it.

Item  2.     Changes  in  Securities

     Prior to August 14, 2001, the authorized capital of the Company consisted of 50,000,000 shares of common stock, par value $0.001 per share. Pursuant to the Company's reincorporation, effective August 14, 2001, the Company's authorized capital consists of 100,000,000 shares of Class A common stock par value $0.001 per share, 50,000,000 shares of Class B common stock par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Holders of Class A common stock are entitled to one vote per share on all matters to be voted by the Company's shareholders; holders of Class B common stock are entitled to fifty votes per share on all matters to be voted by the Company's shareholders.

     Pursuant to the reincorporation, shareholders of Yournet, Inc. received the right to receive one share of Class A common stock of Global Path Incorporated for each one share of common stock of the Company. After the reincorporation, 20,105,902 shares of Yournet, Inc. common stock will be converted to 20,105,902 shares of Class A common stock of Global Path Incorporated ("GPI"), the surviving entity. As of the date of this report, the Company has committed to issue 350,000 shares of Class B common stock, however the Company is currently in negotiations to unwind the transaction.

Item  3.     Defaults  Upon  Senior  Securities

     None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     On August 14, 2001 at a Special Meeting of the Company's Shareholders, the majority shareholders, consisting of approximately 15,773,000 shares (77.1%), of the Company, formerly known as Yournet, Inc., a Nevada corporation, approved a reincorporation of the Company in Delaware through a merger of the Company into Global Path Incorporated.

     The  reincorporation,  effective  August  14,  2001,  resulted  in:
(i)    the  Company  being governed by the General Corporation Law of Delaware;
(ii)   the  Company's  name  being  changed  to  "Global  Path  Incorporated";
(iii) shares of common stock of the Company being converted into the right to receive one share of Class A common stock of GPI for each one share of common stock of the Company owned its shareholders as of the record date June 25, 2001;
(iv) the persons serving presently as officers and directors of the Company to serve in their respective capacities after the Reincorporation; and
(v) the Company's Certificate of Incorporation authorizing the issuance of 100,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock.

     In addition, the majority shareholders approved and adopted the Global Path Incorporated 2001 Stock Option and Stock Award Plan ("Directors and Officers Plan") for the purpose of maintaining its ability to attract and retain qualified directors, officers and consultants. Fifteen percent (15%) of the issued and outstanding shares of the Company's common stock will be reserved for issuance under the Directors and Officers Plan.

     The  majority  shareholders  also  approved  and  adopted  the  Global Path
Incorporated 2001 Employees Stock Incentive Plan ("Employee Plan") for the purpose of maintaining its ability to attract and retain qualified employees. Ten million (10,000,000) shares of the Company's common stock will be reserved for issuance under the Employee Plan.

Item  5.     Other  Information

     On August 14, 2001, the Company completed its reincorporation from the state of Nevada to the state of Delaware.

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

None

(b)     Reports  on  Form  8-K

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBAL PATH INCORPORATED

Dated:  August 20, 2001
                                                     /s/ Robert Kubbernus
                                                     By: Robert Kubbernus
                                                     Its: President and Director