Form 10QSB
period 2001-09-30
GLOBAL PATH INC
filed 2001-11-14
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934 For  the  quarterly  period  ended September 30,  2001

     [   ] Transition report  under  Section  13  or  15(d) of the Securities
           Exchange Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-09489



                            GLOBAL PATH INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                                98-0355519
  (State  or  Other  Jurisdiction  of                              (IRS Employer
Incorporation  or  Organization)                                  Identification
                                                                      Number)


   5TH FLOOR, 2 TORONTO STREET
     TORONTO,  ONTARIO  CANADA                                        M5C 2B6
(Address of Principal Executive Offices)                             (Zip Code)

                                  (416) 214-0066
                           (Issuer's Telephone Number)


                            8 SULTAN STREET, SUITE 702
                        TORONTO, ONTARIO, CANADA M5S 2C1
              (Former name, former address and former fiscal year)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes [ X ]       No [   ]


     As of November 13, 2001 the Company had 20,455,903 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]       No [ X ]

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Consolidated Balance Sheet at September 30, 2001 (Unaudited) and December 31, 2000

             Consolidated  Statements  of  Losses  (Unaudited)  Three  and  Nine
             months ended  September  30,  2001  and  2000

             Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements September 30, 2001 (Unaudited)

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


                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                          CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000


                                     ASSETS

                                                                   September 30, 2001     December 31, 2000
                                                                   (UNAUDITED)

Current Assets:
Deposits                                                           $  30,034              $        -
                                                                   ---------              ----------

Total Current Assets                                               $  30,034              $        -
                                                                   =========              ==========

                                  LIABILITIES

Current Liabilities:

Cash Disbursed in excess of available balances                     $   2,749              $        -
Accounts Payable and Accrued Expenses                                106,565                  68,376

Due to Shareholders                                                  143,402                  41,427
                                                                   ---------              ----------
Total Current Liabilities                                            252,716                 109,803

Deficiency In Stockholders' Equity:

Preferred Stock, par  value $0.001 per share; authorized
10,000,000  shares;  none  issued  at  September 30,
2001 and  December  31,  2000                                              -                       -

Class A Common Stock, par value, $0.001  per  share;
authorized 100,000,000 shares; 20,455,903  issued  at
September 30, 2001 and December 31, 2000                              20,456                  20,456

Class  B  Common  Stock, par value $0.001 per  share;
authorized 50,000,000 shares; none issued at September
30, 2001 and December 31, 2000                                             -                       -

Additional Paid in Capital                                         3,100,705               3,100,705
Deficiency in retained earnings                                  (3,343,843)             (3,230,964)

Total Deficiency In Stockholders' Equity                           (222,682)               (109,803)
                                                                   ---------              ----------
                                                                  $   30,034              $        -
                                                                   =========              ==========


        The accompanying notes are an integral part of these statements.

                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                        CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)


                                                  Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                  ----------------------------    ---------------------------
                                                           2001        2000            2001        2000
                                                           ----        ----            ----        ----

Cost and Expenses:
 General and Administrative Fees                     $    93,461   $     1,386   $   112,879   $    34,751
                                                     ------------  ------------  ------------  ------------
 Total Operating Expenses                                 93,461         1,386       112,879        34,751

Loss from Operations                                     (93,461)       (1,386)     (112,879)      (34,751)

Income (taxes) benefit                                         -             -             -             -
                                                     ------------  ------------  ------------  ------------
Net Loss                                             $   (93,461)  $   ( 1,386)  $  (112,879)  $   (34,751)
                                                     ============  ============  ============  ============

Loss per common share (basic and assuming dilution)  $    ( 0.00)  $    ( 0.00)  $    (0.01)   $     (0.00)
                                                     ============  ============  ============  ============
Weighted average common shares outstanding             20,455,903    20,455,903    20,455,903    20,455,903


        The accompanying notes are an integral part of these statements.


                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                               2001       2000
                                                            ---------  ---------
Cash flows from operating activities:
Net loss                                                   $ (112,879) $(34,751)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Change in assets and liabilities:
     Prepaid Deposits                                         (30,034)         -
Accounts payable and other liabilities                         38,190     34,751
                                                             ---------  --------
     Net cash provided by operating activities               (104,724)         -

Cash Flows from investing activities:                               -          -
                                                             ---------  --------
Cash Flows from financing activities:
     Advances from shareholder                                101,975          -
                                                             ---------  --------
     Net cash provided by financing activities                101,975          -

Net increase (decrease) in cash                               (2,749)          -

Cash - beginning of period                                          -          -
                                                             ---------  --------
Cash - end of period                                         $(2,749)   $      -
                                                             =========  ========


Supplemental Disclosures:

     Interest paid for the period                            $      -          -
     Income taxes paid for the period                               -          -



        The accompanying notes are an integral part of these statements.

                            GLOBAL PATH INCORPORATED
                        (FORMERLY KNOWN AS YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

Business  and  Basis  of  Presentation
--------------------------------------

Global Path, Inc., formerly Yournet, Inc., formerly Associated Medical Devices, Inc.("Company"), was reincorporated under the laws of the State of Delaware in September 2001. The Company was formed to develop and market various medical devices. The Company's efforts were unsuccessful and the Company has remained dormant, while seeking new business opportunities.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.

Recent  Accounting  Pronouncements
----------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

NOTE  A-  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

GENERAL  OVERVIEW

     The Company's nine month period ending September 30, 2001 is not indicative of the Company's current business plan and operations. During the fiscal year periods ending December 31, 1997, December 31, 1998, and December 31, 1999, the Company was inactive and had no revenues. After the Company's change in management in January 2000, the Company attempted to pursue UK ISP operations. This attempt was not successful and in the second quarter of 2001, a new business plan was implemented. Therefore, this Management's Discussion and Analysis will discuss the Company's plans for the development and implementation of its proposed business under the heading, Plan of Operation.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, the Company has no revenue. However, as a result of increased business activity and the increased pursuit of its initial acquisition, the Company has incurred costs, and made deposits. These efforts have resulted in pre-paid expenses of $30,034 and increased operational expenses. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect of the Company's results of operations. The Company has borrowed funds from principal shareholders to satisfy certain obligations. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

                            GLOBAL PATH INCORPORATED
                        (formerly known as Yournet, Inc.)

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

             None.

Item  2.     Changes  in  Securities

             None.

Item  3.     Defaults  Upon  Senior  Securities

             None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             None.

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

             None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL  PATH,  INC.

Dated:  November 13,  2001
                                         /s/ Robert Kubbernus
                                      ------------------------------------------
                                      By:  Robert  Kubbernus
                                      Its:  President,  Treasurer  and  Director