Form 10KSB
period 2001-12-31
GLOBAL PATH INC
filed 2002-04-03
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended December 31, 2001

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

   5TH FLOOR, 2 TORONTO STREET
     TORONTO, ONTARIO, CANADA                               M5C 2B6
(Address of Principal Executive Offices)                   (Zip Code)


                                 (416) 214-0066
                           (Issuers Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

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

Yes [   ]  No  [ X ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuers  revenues  for  its  most  recent  fiscal  year.     $     0

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March __, 2002 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $3,932,190.

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date. 21,555,903 as of March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]  No  [ X ]

                                TABLE OF CONTENTS


                                     PART I

Item 1          Description of Business.

Item 2          Description of Property.

Item 3          Legal Proceedings.

Item 4          Submission of Matters to a Vote of Security Holders.

                                     PART II

Item 5          Market for Common Stock and Related Stockholder Matters.

Item 6          Management's Discussion and Analysis or Plan of Operation

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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

Global Path Incorporated (the "Company" or "GPI") is a publicly traded strategic holding company that acquires, funds and oversees a portfolio of IT security industry companies. The Company brings strategic, financial and business resources to its portfolio companies.

The Company was originally incorporated on March 11, 1980, as Associated Medical Devices, Inc., under the laws of Nevada for the development and marketing of various devices. Due to the non-payment of required fees and filing of required reports, the Company forfeited its corporate charter during 1986 and was revived in February 1995.

Pursuant to an Acquisition Agreement dated, July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islands corporation ("Gold Crown), acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of Registrant's common stock from Glenn
A. Little, a director of the Company for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

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

Effective August 14, 2001, Yournet, Inc. merged with and into Global Path Incorporated, a Delaware corporation. Pursuant to the merger, Yournet, Inc., a Nevada corporation, reincorporated under the laws of Delaware. As a result of the merger, shareholders of Yournet, Inc. received the right to receive one share of Class A common stock of Global Path Incorporated for each one share of common stock of the Company. After the reincorporation, 20,455,903 shares of Yournet, Inc. common stock was converted to 20,455,903 shares of Class A common stock of Global Path Incorporated ("GPI"), the surviving entity. The Company's common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol GBPAA.

BUSINESS OF THE COMPANY

Global Path Inc. is a publicly traded strategic holding company that acquires, funds and oversees a portfolio of IT security industry companies. The portfolio businesses are acquired from among the worlds most promising small to mid-sized technology companies within the IT security sector with the goal of making them industry leaders.

The Company is led by a team of experienced and knowledgeable technology business executives. Represented in their backgrounds are years of experience from the IT Security sector an corporate finance focused on leveraging its industry knowledge and capital markets experience and relationships within the E-Security space.

Under its new management, the Company's mission is to become a world-wide diversified company with a charter to acquire industry leading companies. These target companies are have superior growth potential for a number of reasons. Once acquired, the Company will remedy appropriate corporate, market or capital issues, reposition the business fundamentals then pull the acquisition back into an industry leadership position. Fundamental to our business is an entrepreneurial philosophy based on ownership. Our focus is clearly on building value for our shareholders. We work together as partners, creating an environment that supports individual strengths and decisive independent action. We provide our portfolio companies management with significant depth and breadth of expertise on acquisitions, integration, strategy, negotiations and financing with a strong track record of completion. We are actively pursuing, soliciting and building opportunities for the Company.

INDUSTRY OVERVIEW

According to International Data Corp. (IDC), the worldwide market for internet security is expected to grow from $5.1 billion in 2000 to $14.0 billion by 2005, with an annual compounded growth rate (CAGR) of 23%.

The internet security market is divided into the following: firewalls, encryption software, anti-virus software and 3As (authorization, authentication, administration). The 3A market is expected to be the largest and fastest growing segment, driven by several factors including security, productivity, collaboration and return on investment (ROI) needs and is expected to grow by 28% (CAGR)to $9.5 billion by 2005.

COMPETITION

Our competition is with the major IT security firms who are also actively acquiring smaller IT security specialty organizations and could include Network Associates (NETA) , RSA Security (RSAS), Secure Computing (SCUR) and others. The Company plans on competing with its competitors by maintaining a portfolio approach versus an integration approach. Acquired companies remain as subsidiaries with a new mandate for growth and stability. However, there can be no assurances that the Company will be able to compete successfully against its competitors. Failure to compete successfully could have a materially adverse effect upon the Company's future results of operations and financial conditions.

DEPENDENCE  ON  KEY  CUSTOMERS

The Company is currently not dependent on any single customer for a significant portion of its annual sales. Rather, the portfolio companies control all customer relationships.

MAJOR  SUPPLIERS

The Company is currently not dependent on any major suppliers. The Company does rely on its investor and lender relationships as a source of capital for its portfolio companies.


REGULATION

As target companies are identified, the Company intends to fully comply with all laws and regulations, and the constraints of international restrictions that could impact the success of the Company.


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

NUMBER  OF  EMPLOYEES

As of March 28, 2002, the Company employs nine full-time and contract personnel.


ITEM  2.  DESCRIPTION  OF  PROPERTY

Effective October 1, 2001, the Company began leasing administrative office space at 2 Toronto Street, Toronto, Ontario, Canada M5C 2B6, at a rental rate of $90,152 per year for a period of four years. This facility serves as the Company's headquarters and primary place of business.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART  II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 5, 1998, the Company's Common Stock began listing on the Over-the-Counter Bulletin Board under the trading symbol
ASSM. To reflect the Company's change in business plan and name change to Yournet, Inc., the Company changed its trading symbol to YOUR, on November 10, 1999. On August 16, 2001, the Company's trading symbol was changed to GBPAA in order to reflects its name change to Global Path Incorporated


          CALENDAR                                BID  PRICES
          YEAR                    PERIOD       HIGH          LOW
          ----           -----------------     ----          ---

               2000      First  Quarter        3.50          1.25
                         Second  Quarter       3.00          0.75
                         Third  Quarter        1.50          0.63
                         Fourth  Quarter       1.00          0.38

               2001      First  Quarter        0.38          0.25
                         Second  Quarter       0.78          0.25
                         Third  Quarter        0.65          0.40
                         Fourth  Quarter       0.70          0.30


NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 28, 2002 was approximately 2,521.

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

On September 7, 1999, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 389,500 shares of stock issued pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind, Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the fair value of the services rendered to the Company and of the stock itself.

On November 8, 1999, the Board of Directors authorized a three-and-one-half-for-one (3.5- for-1) forward stock split, thereby increasing the number of issued and outstanding shares of common stock to 20,455,903. Prior to August 14, 2001, the authorized capital of the Company consisted of 50,000,000 shares of common stock, par value $0.001 per share. Pursuant to the Company's reincorporation from Yournet, Inc., a Nevada corporation, into Global Path Incorporated, a Delaware corporation, effective August 14, 2001, the Company's authorized capital consists of 100,000,000 shares of Class A common stock par value $0.001 per share, 50,000,000 shares of Class B common stock par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Pursuant to the reincorporation, shareholders of Yournet, Inc. received the right to receive one share of Class A common stock of Global Path Incorporated for each one share of common stock of the Company. After the reincorporation, 20,455,903 shares of Yournet, Inc. common stock were converted to 20,455,903 shares of Class A common stock of Global Path Incorporated ("GPI"), the surviving entity.

On November 19, 2001, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 6,100,000 shares of common stock pursuant to the Company's 2001 Employees Stock Incentive Plan (Employees Plan) and 2001 Directors and Officers Stock Option and Stock Award Plan. On March 11, 2002, the Company filed an Amendment to Form S-8, wherein the Company's Amended and Restated 2002 Directors And Officers Stock Option, Stock Warrant, and Stock Award Plan (Directors and Officers Plan) was registered. The Company's 2001 Employees Stock Incentive Plan authorizes an issuance of up to 10,000,000 shares of common stock and the Company's Amended and Restated 2002 Directors And Officers Stock Option, Stock Warrant, and Stock Award Plan authorizes an issuance of up to 4,500,000 shares of common stock. Pursuant to the Company's Directors and Officers Plan, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share, to Thomas V. Ackerly as compensation for consulting fees in January 2002. As of the date of this Report, Mr. Ackerly has exercised his warrant to purchase 100,000 shares of the Company's common stock.

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

GENERAL  OVERVIEW

The Company used the balance of the 2001 fiscal year to solidify its future strategy, based on Management's knowledge of its target segment. Through analysis and interpretation of market conditions, the Company identified the IT security segment as the highest and best opportunity for shareholder appreciation. Given Management's background and expertise in this segment, the Company has focused its efforts on specific target acquisition opportunities.


PLAN  OF  OPERATIONS  FOR  THE  COMPANY

The Company endeavors to become a world-wide portfolio company with a charter to acquire industry leading companies. These target companies have superior growth potential for a number of reasons. Fundamental to our business is an entrepreneurial philosophy based on ownership. Our focus is clearly on building value for our shareholders. We work together as partners, creating an environment that supports individual strengths and decisive independent action. We provide our portfolio companies management with significant depth and breadth of expertise on acquisitions, integration, strategy, negotiations and financing with a strong track record of completion.

LIQUIDITY  AND  CAPITAL  RESOURCES

Global Path Incorporated intends to fund each target company independently. By utilizing our existing network of financial relationships, we intend to design financial instruments which are specifically tailored to suit the needs of each specific, unique opportunity.

On January 18, 2002, the Company executed a letter of intent with Entact Information Security Corporation, a privately held corporation ("Entact"). Entact provides security software solutions serving the large and medium enterprise markets globally. Under the non-binding Agreement, the Company will acquire all of the issued and outstanding shares of Entact common stock in exchange for $5,000,000 of the Company's restricted common stock. On March 1, 2002, the company entered into a loan agreement to advance $300,000 to Entact in advance of the completion of the acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. As of the date of this Report, $150,000 has been drawn down on this loan facility to Entact. The acquisition is subject to the execution of a definitive Sales Agreement and Plan of Merger. As of the date of this Report, a definitive agreement has not been executed.

Although the Company intends to acquire Entact with the Company's common stock, a need exists for growth capital, therefore the Company is currently analyzing a number of lending and investment opportunities.

As of December 31, 2001, the Company has no revenue. However, as a result of increased business activity and the increased pursuit of its initial acquisition, the Company has incurred costs, and made deposits. These efforts have resulted in security deposits and other assets of $22,955 and increased operational expenses. Failure of the Company to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect on the Company's results of operations. The Company has borrowed funds from principal shareholders to satisfy certain obligations. The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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


ITEM  7.       FINANCIAL  STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in and disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2001.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions held by each person and the date each person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                      Age     Position(s)
----                      ---     -----------

Robert  Kubbernus         42      Chairman  of  the  Board of Directors, Chief
                                  Executive Officer, Chief Financial Officer and Director

Stephan  Rind             35      Director

Sherri  Donell            40      Secretary


ROBERT KUBBERNUS, CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR
Mr. Kubbernus presently serves as the Company's Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Director. Serving as a director, Mr. Kubbernus started with the Company in 1999. Mr. Kubbernus contributes to the Company 16 years of financial experience working with high tech firms in North America and Europe.

Mr. Kubbernus has also been employed by JAWS Technologies where he held the positions of CEO and Chairman since 1997. His primary responsibilities at Jaws Technologies are to oversee the company's security product developers, provide executive direction and develop key contacts within government, corporations, media, clients, insurance underwriters and the investment community.

From 1992 to 1997, Mr. Kubbernus held the position of President and CEO, with Bankton Financial Corporation. He headed up a team of corporate financial consultants who specialize in the placement of debt instruments with institutional and private lenders. In addition Bankton also performed corporate work- out strategies on behalf of both client and related institutions. Before 1992, he was the Chief Financial Officer as well as the Chief Development Officer, Bankers Capital Group, where he developed new products and markets as well as overseeing the financial controls of the organization.

Additionally, Mr. Kubbernus was a Principal of Oxford Capital Group, which is known for its private capital investment practices in the High Tech Field. Oxford has been instrumental in funding strategic relationships and companies involved with JAWS Technologies thus assisting the development of the JAWS vision. Oxford also represents numerous foreign investors looking for opportunities in the North American and Global high tech arena. These foreign institutions rely on Mr. Kubbernuss high tech and financial knowledge and skills for investment direction and strategic relationships.

STEPHAN  RIND,  DIRECTOR
Mr. Rind presently serves as a Director of the and was appointed in March 2002. In 1999, Stephan Rind founded IQ Capital AG in Frankfurt, a leading late stage venture capital company focused on technology businesses. Mr. Rind served as IQ Capital AGs Chief Executive Officer from 1999 to 2000. Since 2000 to the present, Mr. Rind has served as a Member of IQ Capital AGs Supervisory Board. From 1997 through 1999, Mr. Rind served as a Director of Hornblower Fisher AG, an international investment bank, where he oversaw the firms Corporate Finance and Institutional Sales Departments. In 1994, Mr. Rind founded Berrin Lord Securities GmbH, Germanys first discount broker, and served as the Managing

Director. He sold the company to a major competitor in 1997. From 1992 to 1994, Mr. Rind was a financial advisor and investment banker for Prudential-Bache Securities in their New York and Dusseldorf offices.

SHERRI  D.  DONELL,  SECRETARY
Ms. Donell was appointed as the Company's Secretary in March 2002. Immediately prior to joining the Company, Ms. Donell founded and operated Office Management Consulting Services in March 2001, a business providing paralegal, office and general management consulting services. From June 2000 through March 2001, Ms. Donell served as Vice President and General Manager of Premiere Executive Suites, a private company providing furnished corporate housing in Nova Scotia. From August 1998 to June 2000, Ms. Donell served as Manager of Business Development at BridgeStreet Accommodations, a U.S. public company providing furnished corporate housing. Prior to 1998, Ms. Donell worked for a number of large mining companies providing paralegal support. Ms. Donell contributes to the Company 20 years of paralegal, general management, and senior administrative experience.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

The Company's management is not currently compensated for services provided to the Company.

COMPENSATION  OF  DIRECTORS

For the fiscal year ended December 31, 2001, Directors of the Company received no compensation. The Company has agreed to issue its independent director, Stephan Rind, 75,000 shares of common stock upon the anniversary of his appointment on each year. In addition, Mr. Rind will be compensated $312.50 for each Board meeting attended telephonically and $625.00 for each Board meeting attended personally. The Company has also agreed to reimburse directors for travel expenses and related expenses related to their duties as directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 28, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                                                                      Common Stock                  Percent of
                                Name and Address of Beneficial Owner                  Outstanding(1)                 Outstanding
--------------------------------------------------------------------------------------------------------------------------------

Common Stock                    Robert Kubbernus                                        2,000,000                       9.28%
                                5th Floor, 2 Toronto Street
                                Toronto, Ontario Canada M5C 2B6

Common Stock                    Stephan Rind (2)                                          0                             0.00%
                                5th Floor, 2 Toronto Street
                                Toronto, Ontario Canada M5C 2B6

Common Stock                    Sherri Donell                                             0                             0.00%
                                5th Floor, 2 Toronto Street
                                Toronto, Ontario Canada M5C 2B6

Common Stock                    Bankton Financial Corp. (3)                             1,000,000                       4.64%
                                P.O. Box 20028
                                Calgary Place Postal Station
                                Calgary, Alberta, Canada, T2P 4J2

Common Stock                    Madison Trust (4)                                       3,500,000                      16.24%
                                8 Sultan Street, Suite 702
                                Toronto, Ontario, Canada, M5S 2C1

Common Stock                    Knightsbridge Co. S.A.                                  7,394,000                      34.30%
                                3076 Sir Francis Drake's Highway
                                P.O. Box 3463
                                Road Town, Tortola, British Virgin Islands

Common Stock                    Rick Langley, Jr.                                       1,300,418                       6.03%
                                1875 Century Park East, Suite 150
                                Los Angeles, CA  90067

Common Stock                    All Directors and Officers as a Group (3
                                Persons in total)                                       2,000,000                       9.28%

---------------
(1) Shares are beneficially owned and sole voting and investment power is held by the stockholder member.
(2) Does not include 75,000 shares the Company has agreed to issue Mr. Rind as compensation for his first year of service on March 20, 2003.
(3) Shares held by Bankton Financial Corp., of which Mr. Kubbernus, the CEO and Chairman of the Company, serves as President.
(4) Shares held by Madison Family Trust, which Mr. Kubbernus, the CEO and Chairman of the Company, is Trustee for his son, C. Kubbernus, and which Mr. Kubbernus disclaims beneficial ownership.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement dated as of July 1, 1999, and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islands corporation ("Gold Crown) acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of the Company's common stock from Glenn
A. Little, a director of the Company, for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

On September 7, 1999, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 389,500 shares of stock issued pursuant to the Dominick Pope Consulting Agreement and the Steven L. Siskind, Esq. Legal Consulting Agreement. These shares were valued at an aggregate of $194,675 which approximates the fair value of the services rendered to the Company and of the stock itself.

Pursuant to two Agreements for Purchase and Sale of Stock entered into and effective as of January 10, 2000, with a closing held on January 14, 2000, Oxford Capital Corp., a Cayman Islands corporation ("Oxford"),on behalf of investors, acquired from Goldcrown Holdings Ltd., a total of 11,302,200 shares (the "Shares") of the Company's common stock, comprising approximately 55% of the Company's issued and outstanding common stock. In consideration for the shares, Oxford paid a purchase price of $750,000, payable $250,000 on or before January 10, 2000, $125,000 on or before February 15, 2000, $125,000 on or before March 15, 2000, $125,000 on or before April 15, 2000 and $125,000 on or before May 15, 2000.

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

On July 1, 2001, the Company issued a note payable to Madison Family Trust, which the Companys CEO and Director, Mr. Kubbernus serves as Trustee but disclaims any beneficial ownership, in the amount of $33,792. The interest rate on the note is 10% and a maturity date of June 30, 2002.

On November 1, 2001, the Company issued a note payable to Madison Family Trust, which the Companys CEO and Director, Mr. Kubbernus serves as a Trustee but disclaims any beneficial ownership, in the amount of $93,933. The Company has paid $2,576 on the note, therefore leaving a balance of $91,354. The interest rate on the note is 5% and a maturity date of October 31, 2002.

During the period January 1, 2002, through March 31, 2002, loans totaling $233,000 have been advanced by the Companys shareholder, Madison Family Trust, which the Companys CEO and director, Mr. Kubbernus, serves as Trustee but disclaims beneficial ownership. The funds accrue interest at a rate of 10% per annum and are payable no later than March 21, 2003.

On January 18, 2002, the Company executed a letter of intent with Entact Information Security Corporation, a privately held corporation ("Entact"). Under the non-binding Agreement, the Company will acquire all of the issued and outstanding shares of Entact common stock in exchange for $5,000,000 of the Company's restricted common stock. On March 1, 2002, the Company entered into a loan agreement to advance $300,000 to Entact in advance of the completion of the acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. As of the date of this Report, $150,000 has been drawn down on this loan facility to Entact. The acquisition of Entact is subject to the execution of a definitive Sales Agreement and Plan of Merger. As of the date of this Report, a definitive agreement has not been executed.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(A)  INDEX TO EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.          DESCRIPTION
-----------          -----------

*(2.1) Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000.

*(2.2)               Agreement for Purchase and Sale of Stock between Bodet Ltd.
                     and Oxford Capital Group dated as of January 10, 2000.

*(2.3) Acquisition Agreement between Associated Medical Devices, Inc. and Euro American Business Group, Inc.

*(2.4) Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001.

*(3.1)               Certificate of Incorporation

*(3.2)               Bylaws of the Company

*(10.1)              2001 Employees Stock Incentive Plan

*(10.2) Amended and Restated 2002 Directors and Officers Stock Option, Stock Warrant and Stock Award Plan

*(16)                Letter re. Change in Certifying Accountant

*(21)                List of Subsidiaries of the Company


23.1                 Consent of Independent Auditors

------------------------------
* Previously filed


(B)  REPORTS ON FORM 8-K


None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April  2,  2002

GLOBAL  PATH  INCORPORATED
--------------------------
(Registrant)


/s/ Robert Kubbernus
-----------------------
By:  ROBERT  KUBBERNUS
CEO  &  CFO


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature       Capacity        Date
     ---------       --------        ----


                      Chairman &
/s/ Robert Kubbernus  Director       April  2,  2002
--------------------
Robert  Kubbernus



/s/Stephan Rind       Director       April  2,  2002
--------------------
Stephan  Rind

                            GLOBAL PATH INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS





                                                                    PAGE

Report of Independent Certified Public Accountants                   F-2
Financial  Statements

Consolidated Balance Sheets at December 31, 2001 and 2000            F-3

Consolidated  Statements  of  Losses  for  the  two  years  ended
December  31,  2001  and  2000                                       F-4

Consolidated  Statements  of  Deficiency in Stockholder's Equity
for the two  years  ended  December 31, 2001 and 2000                F-5

Consolidated  Statements  of  Cash  Flows  for  the  two  years
ended December 31, 2001  and  2000                                   F-6

Notes to Consolidated Financial Statements                        F-7 - F-13

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                             McLean, VA  22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board  of  Directors
Global  Path  Incorporated
(formerly  Yournet,  Inc.)
Toronto,  Ontario, Canada

     We have audited the consolidated balance sheets of Global Path Incorporated (formerly Yournet, Inc., the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Path Incorporated (formerly Yournet, Inc.) at December 31, 2001 and 2000 and the results of its operations and its cash flows for the two years ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note I to the financial statements, the Company is inactive with no operating activities. Accordingly, the Company is dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. The Company's existence is dependent upon management's ability to develop profitable operations. Those conditions raise substantial doubt about its ability to continue as a going concern. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                     /s/ STEFANOU & COMPANY, LLP
                                                       Stefanou  &  Company, LLP
                                                       Certified  Public
                                                       Accountants
McLean,  Virginia
April 2, 2002
                                       F-2

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001  AND 2000


                                                                    2001          2000
                                                                ------------  ------------

ASSETS
Other assets:

    Security Deposits and Other Assets                          $    22,955   $         -
                                                                ------------  ------------
                                                                $    22,955   $         -
                                                                ============  ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:

  Cash disbursed  in excess of available balances               $     4,914   $         -
  Accounts payable and accrued expenses                             184,389        68,376
  Due to shareholder (Note B)                                       141,802        41,427
                                                                ------------  ------------
    Total current liabilities                                       331,105       109,803

Commitments and Contingencies (Notes C and H                              -             -

Deficiency in Stockholder's Equity (Note D):
Preferred stock, par value $.001 per share; 10,000,000 shares
authorized; none issued at December 31, 2001 and 2000                     -             -
Class A Common stock, par value $.001 per share; 100,000,000 shares authorized; 20,455,903 shares issued at December
 31, 2001 and 2000                                                   20,456        20,456
Class B Common stock, par value $.001 per share; 50,000,000
 shares authorized; none issued at December 31, 2001 and 2000             -             -
Additional Paid in Capital                                        3,100,705     3,100,705
Accumulated deficit                                              (3,429,311)   (3,230,964)
                                                                ------------  ------------
    Deficiency in stockholder's equity                             (308,150)     (109,803)
                                                                ------------  ------------
                                                                $    22,955   $         -
                                                                ============  ============

           See accompanying notes to consolidated financial statements

                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC.)
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001          2000
                                                     ------------  ------------

Cost & Expenses

    General & administrative expenses                $   204,358   $    79,365
                                                     ------------  ------------
    Total Operating Expenses                             204,358        79,365

Loss from Operations                                    (204,358)      (79,365)

Other Income                                               6,011             -

Income (taxes) benefit                                         -             -
                                                     ------------  ------------

NET LOSS                                             $  (198,347)  $   (79,365)
                                                     ============  ============

Loss per common share (basic and assuming dilution)
 (Note  F)                                           $     (0.01)  $     (0.00)
                                                     ============  ============
Weighted average common shares outstanding            20,455,903    20,455,903


           See accompanying notes to consolidated financial statements
                                      F-4

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                              Preferred Stock
                              Shares           Preferred Stock Amount   Series A Common Shares  Series A Common Shares Amount
                              ---------------  -----------------------  ----------------------  ------------------------------
Balance at December 31 ,1999                -  $                     -              20,455,903  $                       20,456
Net Loss                                    -                        -                       -                               -
                              ---------------  -----------------------  ----------------------  ------------------------------
Balance at December 31, 2000                -                        -              20,455,903                          20,456
Net Loss                                    -                        -                       -                               -
                              ---------------  -----------------------  ----------------------  ------------------------------
Balance at December 31, 2001                -  $                     -              20,455,903  $                       20,456
                              ===============  =======================  ======================  ==============================



                              Series B Common Shares  Series B Common   Additional Paid      Accumulated
                                                       Shares Amount      In Capital           Deficit            Total
                              ----------------------  ----------------  ---------------   -----------------     ----------
Balance at December 31 ,1999                       -  $           -     $    3,100,705     $   (3,151,599)      $ (30,438)
Net Loss                                           -              -                  -            (79,365)        (79,365)
                              ----------------------  ----------------  ---------------   -----------------     ----------

Balance at December 31, 2000                       -              -          3,100,705         (3,230,964)       (109,803)
Net Loss                                           -              -                  -           (198,347)       (198,347)
                              ----------------------  ----------------  ---------------   -----------------     ----------
Balance at December 31, 2001                       -  $           -     $    3,100,705     $   (3,429,311)      $(308,150)
                              ======================  ================  ===============   =================     ==========

           See accompanying notes to consolidated financial statements

                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                           2001       2000
                                                        ----------  ---------
Cash flows from operating activities:
Net Loss                                                $(198,347)  $(79,365)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
(Increase) decrease in other assets                       (22,955)         -
Increase in cash disbursed in excess of available
 balances                                                   4,914          -
Increase (decrease) in accounts payable                   116,013     37,938
                                                        ----------  ---------
Net cash provided by operating activities                (100,375)   (41,427)

Cash flows provided by financing activities:                    -          -

Cash flows provided by investing activities:
Advances from related party                               100,375     41,427
                                                        ----------  ---------
Net cash provided by investing activities                 100,375     41,427

Net increase (decrease) in cash                                 -          -
Cash beginning of period                                        -          -
                                                        ----------  ---------
Cash  end of period                                     $       -   $      -
                                                        ==========  =========

Supplemental Disclosures:
Interest paid for during the year                       $       -   $      -
Taxes paid for during the year                                  -          -


           See accompanying notes to consolidated financial statements

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statement follows.

Business  Operations

Global Path Incorporated, formerly, Yournet, Inc ("Company") was reincorporated under the laws of the State of Delaware in August 2001. The Company is seeking business opportunities in the computer software development markets. The Company currently has no operations.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc., an inactive company formed under the laws of the State of New York. Significant intercompany transactions have been eliminated in consolidation.

Income  Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Deferred and prepaid taxes will be provided for on items which are recognized in different periods for financial and tax reporting purposes.

Impairment  of  Long-Lived  Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (FAS
121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Cash  Equivalents

For purposes of the accompanying financial statement, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)


Earnings  Per  Share

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


Concentration  of  Credit  Risk

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

Foreign  Currency  Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency translation gains and losses are included in the statement of operations.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 198,347 and $ 79,365 during the year ended December 31, 2001 and 2000, respectively. The Company's current liabilities exceeded its current assets by $ 331,105 and the Company has a $ 3,429,311 deficiency in retained earnings as of December 31, 2001.

                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  A-SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive  Income

The Company does not have any items of comprehensive income in any of the periods presented.

New  Accounting  Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  B  -  DUE  TO  SHAREHOLDERS

Amounts due the Company's principal shareholder and President and other shareholders at December 31, 2001 and 2000 are as follows:

                                                               2001       2000

10% note payable to shareholder, principal and accrued
interest  payable on or before June 30, 2002;unsecured.   $  33,792     $     -

5%  note payable to shareholder, principal and accrued
interest  payable on or before October 31, 2002;unsecured    91,354           -

Note payable to shareholder, non interest bearing,
principal due December 31, 2002                              16,656           -
Advance from shareholder , no formal repayment terms exist        -      41,427
                                                           ---------    --------
                                                            141,802      41,427
Less Current Portion                                       (141,802)    (41,427)
                                                          ----------    --------
                                                          $       -     $     -
                                                          ==========    ========

During the period January 1, 2002 through March 31, 2002, subsequent loans totaling $233,000 have been advanced by the Company's shareholders. These funds accrue interest at a rate of 10% per annum and are payable no later than March 21, 2003.

NOTE  C  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments

The Company leases office space in Toronto, Ontario for its corporate offices. Commitments for minimum rentals under non cancelable leases at the end of 2001 are as follows:

                           2002    $  90,152
                           2003       90,152
                           2004       90,152
                           2005       60,101
                                   ----------
                                   $ 330,557
                                   ==========

NOTE  D-  CAPITAL  STOCK

In August 2001, the Company approved a plan of merger with Global Path Incorporated, a newly formed entity with no assets, liabilities or operations, incorporated under the laws of the State of Delaware. Pursuant to the merger the Company changed its name to Global Path, Incorporated and reincorporated in the State of Delaware, authorized the issuance of 10,000,000 shares of preferred stock, 100,000,000 shares of Class A Common stock and 50,000,000 shares of Class B Common stock.

Pursuant to the reincorporation, shareholders of Yournet, Inc. received one share of Class A Common stock of Global Path Incorporated for one share of common stock of the company. The accompanying financial statements have been restated to give effect for the exchange.

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE  E  -  INCOME  TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $ 670,000 expiring in the year 2015, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  December 31, 2001 are as follows:

                Non  current:
                      Net operating loss carryforward     $     227,800
                      Valuation allowance                      (227,800)
                                                          --------------
                      Net deferred tax asset              $           -
                                                          ==============


NOTE  F  -  LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share:


                                                           2001           2000
                                                           ----           ----
 Net loss available for common shareholders           $ (198,347)  $    (79,365)
 Basic and fully diluted loss per share               $    (0.01)  $      (0.00)
 Weighted average common shares outstanding            20,455,903     20,455,903
                                                      ===========  =============

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE  G-  STOCK  OPTION  PLAN

On November 19, 2001, the Board of Directors of the Company registered a non-qualified 2001 Directors and Officers Stock Option and Award Plan and a qualified 2001 Employees Stock Incentive Plan in the amount of 6,100,000 shares of common stock. In March 2002, the Company amended and restated the 2002 Directors and Officers Stock Option, Stock Warrants, and Stock Award Plan authorizing an issuance of up to 4,500,000 shares of common stock, and the 2001 Employee Stock Incentive Plan authorizing an issuance of up to 10,000,000 shares of common stock.

There were no options issued under these plans during the year ended December 31, 2001.

NOTE  H  -  SUBSEQUENT  EVENTS

On January 23, 2002, the Company announced the execution of a letter of intent with Entact Information Security Corporation, a privately held corporation ("Entact"). Entact provides security software solutions serving the large and medium enterprise markets globally. Under the non-binding Agreement, the Company will acquire all of the issued and outstanding shares of Entact common stock in exchange for $5,000,000 of the Company's restricted common stock. The acquisition is subject to the execution of a definitive Sales Agreement and Plan of Merger.

Subsequently, the Company has entered into a loan agreement to advance $300,000 to Entact in advance of completion of the acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. As of March 31, 2002, $150,000 has been drawn down on this loan facility to Entact.

During the period January 1, 2002 through March 31, 2002, subsequent loans totaling $233,000 have been advanced by the Company's shareholders. These funds accrue interest at a rate of 10% per annum and are payable no later than March 21, 2003.

In January 2002, a warrant to purchase 1,000,000 shares of common stock was granted to a consultant under the 2001 Directors and Officers Stock Option Plan. In March 2002, the Company issued an aggregate of 100,000 shares of common stock pursuant to the exercise of such warrant.

NOTE  I  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2001 and 2000, the Company incurred losses of $ 198,347 and $79,365, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  I  -  GOING  CONCERN  (CONTINUED)

The Company is actively pursuing acquisitions and accordingly, the Company is currently dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. During the period January 1, 2002 through March 31, 2002, additional shareholder advances to the Company totaled $233,000.

The Company's existence is dependent upon management's ability to develop profitable operations. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.