Form 10QSB
period 2002-03-31
GLOBAL PATH INC
filed 2002-05-20
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended March 31, 2002

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

Yes [ X  ]  No  [  ]

    As of May 16, 2002, the Company had 22,086,376 shares of its par value $0.001 common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [   ]  No  [ X ]

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Consolidated Balance Sheet at March 31, 2002 (Unaudited) and December 31, 2001

             Consolidated  Statements  of  Operations  (Unaudited)  Three
             months ended  March  31,  2002  and  2001

             Consolidated  Statements  of  Cash  Flows  (Unaudited)  Three
             months ended  March  31,  2002  and  2001

             Notes  to  Consolidated  Financial  Statements
             March  31, 2002 (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART  II.    OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits  and  Reports  on  Form  8-K

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)

                           CONSOLIDATED BALANCE SHEET
                                   (Unudited)




                                                                                March 31, 2002    December 31, 2001
                                                                               ----------------  -------------------
                                                                                  Unaudited
                                   ASSETS

 CURRENT ASSETS
   Loan Receivable                                                             $       150,000     $             -
                                                                               ----------------    ----------------
            Total Current Assets                                                       150,000                   -


 OTHER ASSETS
       Security Deposits and Other Assets                                               22,915               22,955
                                                                               ----------------  -------------------
                                                                                        22,915               22,955

                                                                               $       172,915   $           22,955
                                                                               ================  ===================

                      LIABILITIES AND DEFICIENCY IN
                           STOCKHOLDER'S EQUITY


 CURRENT LIABILITIES:
      Cash disbursed in excess of available balances                           $         6,230      $         4,914
      Accounts payable and accrued expenses                                            148,118              184,389
      Due to Shareholders                                                              369,134              141,802
                                                                               ----------------  -------------------
         Total current liabilities                                                     523,482              331,105


 COMMITMENTS AND CONTINGENCIES
                                                                                             -                    -

 DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred stock, par value $.001 per share;
10,000,000 shares authorized; none issued at March
31, 2002 and December 31, 2001
                                                                                             -                    -
Class A Common stock, par value $.001 per share;
100,000,000 shares authorized; 21,555,903 and
20,455,903 shares issued at March 31, 2002 and
December 31, 2001, respectively                                                         21,556               20,456

Class B Common stock, par value $.001 per share,
50,000,000 shares authorized; none issued at March
31, 2002 and December 31, 2001                                                               -                    -
      Additional paid-in-capital                                                     3,694,606            3,100,705
       Accumulated Deficit                                                          (4,066,728)          (3,429,311)
                                                                               ----------------  -------------------
       Deficiency in stockholder's equity                                             (350,567)            (308,150)
                                                                               ----------------  -------------------
                                                                               $       172,915   $           22,955
                                                                               ================  ===================


See accompanying footnotes to the unaudited consolidated financial statements

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                     Three months ended March 31,
                                                    ------------------------------
                                                        2002                   2001
                                           ------------------------------  ------------
Costs and Expenses:
     Selling, general and administrative   $                     636,420   $     1,196
     Interest                                                      1,353             -
                                           ------------------------------  ------------
Operating expense                                                637,773         1,196

Loss from Operations                                            (637,773)       (1,196)

Other Income                                                         356             -
Provision for Income Tax                                               -             -
                                           ------------------------------  ------------
                                                                     356             -

Net income                                 $                    (637,417)  $    (1,196)
                                           ==============================  ============

Loss per common share (basic and
assuming dilution)                         $                       (0.03)  $     (0.00)
                                           ==============================  ============

Weighted average common shares
outstanding                                                   20,640,347    20,455,903


  See accompanying footnotes to the unaudited consolidated financial statements

                            GLOBAL PATH INCORPORATED
                            (FORMERLY YOURNET, INC.)

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)





                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                     2002                 2001
                                                        ------------------------------  --------
INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $                    (637,417)  $(1,196)
Adjustments to reconcile net loss to net cash provided
by operating activities:
     Common stock issued in exchange for services                             595,000
    (Increase) decrease in other assets                                            40         -
Increase in cash disbursed in excess of available
Balances                                                                        1,316         -
    Increase (decrease) in loan receivable                                   (150,000)        -
    Increase (decrease) in accounts payable                                   (36,271)      532
                                                        ------------------------------  --------
NET CASH USED BY OPERATING ACTIVITIES                                        (227,332)     (664)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net of costs                               -         -
     Advances from related parties                                            227,332       664
                                                        ------------------------------  --------
NET CASH PROVIDED (USED) IN FINANCING
ACTIVITIES                                                                    227,332       664

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS                                                                         -         -

Cash and cash equivalents at January 1                                              -         -

Cash and cash equivalents at March 31                   $                           -   $     -
                                                        ------------------------------  --------


Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                $                           -   $     -
Income taxes paid                                                                   -         -
Common stock issued for services                                              595,000         -


  See accompanying footnotes to the unaudited consolidated financial statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC.)
                   NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES
---------------------------------------------

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


Business  and  Basis  of  Presentation

Global Path Incorporated., formerly, Yournet, Inc and formerly, Associated Medical Devices, Inc. ("Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company was formed to develop and market various medical devices; currently the Company is a diversified holding company that develops business assets in key verticals with below market valuations and opportunities for expansion.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.

Recent  Accounting  Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of
Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

GENERAL  OVERVIEW

Since the development of its re-focused business plan in the second quarter of 2001, with a mandate to become a global strategic holding company with a number of diversified assets, the Company has been actively pursuing acquisitions of companies with the potential to be industry-leaders. With the goal of sustaining finite focus, an analysis and interpretation of market conditions resulted in the Company identifying the IT security segment as the greatest opportunity for shareholder appreciation. Therefore, given management's background and expertise in this industry, the Company has concentrated its efforts on specific target acquisitions with superior growth potential.

PLAN  OF  OPERATIONS  FOR  THE  COMPANY

Fundamental to the Company's business is an entrepreneurial philosophy. Management's focus is singularly on building value for its shareholders by working together with its acquisitions as partners in an environment that supports individual strengths and decisive independent action. The Company's International Partners Program opens doors for the Company and its portfolio member companies to capital markets and business opportunities worldwide. The Company's member companies also benefit from management's significant depth and breadth of experience with mergers and acquisitions, integration, strategy, negotiations and financing. The Company is aggressive in its pursuit, solicitation and development of business acquisitions.

Annual Corporate activities range between $900,000 and $1,500,000, pending costs associated with takeover and purchase elements. The Company raises capital as required through private fund placements, related parties and strategic relationships.

LIQUIDITY  AND  CAPITAL  RESOURCES

Each acquisition by the Company will be independently funded. By utilizing its existing network of financial relationships, the Company will design financial instruments specifically tailored to each unique opportunity.

On  April  20,  2002  the  Company  executed  a  letter  of  intent  with Entact
Information Security Corporation ("Entact"), a privately held corporation providing security software solutions to large and medium international enterprise markets, for the purchase by the Company of all the assets of Entact in exchange for convertible preferred stock of the Company. This transaction supercedes a prior letter of intent between the Company and Entact whereby the Company had intended to purchase all the issued and outstanding shares of Entact in exchange for restricted common stock of the Company. Both parties decided in early April to pursue an asset purchase rather than a share purchase. As of the date of this Report, definitive agreements relating to the asset purchase are being drafted for planned execution by the end of May.

On March 1, 2002, the Company entered into a interest-bearing loan agreement to advance $300,000 to Entact in advance of the completion of the original share acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. As of the date of this Report, $150,000 has been drawn down on this loan facility to Entact.

On March 31, 2002, the Company issued a note payable to Madison Family Trust, which the Company's CEO and Director, Mr. Kubbernus serves as a Trustee but disclaims any beneficial ownership, in the amount of $233,000 for funds advanced to the Company during the period January 31, 2002 to March 31, 2002. The interest rate on the note is 10% and a maturity date of March 30, 2003.

Pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share, to Thomas V. Ackerly as compensation for consulting fees in January 2002. As of the date of this
Report, Mr. Ackerly has exercised his warrant to purchase 100,000 shares of the Company's common stock, resulting in a cash flow from financing activities of $75,000 for the three month period ending March 31, 2002.

On March 15, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 500,000 free trading shares to Philip
W. Johnston, at an average price of $0.52 per share, for payment of legal services.

On March 15, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 500,000 restricted shares and 125,000 three-year options with an exercise price of $0.50 per share and 125,000 three-year options with an exercise price of $1.00 to Richard Langley, Jr. for payment of consulting services.

As of March 31, 2002, the Company has no revenue. As a result of increased business activity and the pursuit of its initial acquisition, the Company has incurred costs and made deposits. These efforts have resulted in security deposits and other assets of $22,915 and increased operational expenses. The Registrant had a working capital deficit of $ 373,482 compared to a deficit of $ 331,105 at December 31, 2001, a decrease in working capital of $ 42,377. As a result of the Registrant's operating losses during the three month period ended March 31, 2002, the Registrant generated cash flow deficits of $ 302,332 from operating activities.

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

                                                 GLOBAL  PATH,  INCORPORATED

Dated:  May  18,  2002

                                                   /s/ Robert Kubbernus
                                                 By:  Robert  Kubbernus
                                                 Its:  President  and  Treasurer



/s/ Robert Kubbernus
____________________   Chairman  &        May  18,  2002
Robert  Kubbernus      Director


/s/ Stephan Rind
___________________     Director          May  19,  2002
Stephan  Rind