Form 10-Q
period 2002-06-30
GLOBAL PATH INC
filed 2002-08-20
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB



(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ____________ to ______________


                       Commission file number 000-09489

                            GLOBAL PATH INCORPORATED
                  (Name of Small Business Issuer in Its Charter)

                      Delaware                   98-0355519
             (State of Incorporation) (IRS Employer Identification No.)

                           5th Floor 2 Toronto Street
                        Toronto, Ontario, Canada M5C 2B6
                    (Address of Principal Executive Offices)

                                 (416) 214-0066
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


As of August 13, 2002, the Company had 22,356,376 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [  ]          No [X]


                            GLOBAL PATH INCORPORATED

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:
                    June 30, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Operations (Unaudited):
                    Three and Six Months Ended June 30, 2002 and 2001


                  Consolidated Statements of Cash Flows (Unaudited):
                    Six Months Ended June 30, 2002 and 2001

                  Notes to Consolidated Financial Statements:
                    June 30, 2002 (unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
                           CONSOLIDATED BALANCE SHEET

                                                                            June 30, 2002    December 31, 2001
                                                                            -------------    -----------------
                                                                              Unaudited

                                   ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                               $   17,452             $     -
       Loan Receivable                                                                                      -
                                                                             ------------      --------------- -
                                                                                   200,000
               Total Current Assets
                                                                                   217,452                  -

    OTHER ASSETS
          Security Deposits and Other Assets                                                            22,955
                                                                                    22,915

                                                                               $   240,366            $ 22,955
                                                                               ============          ==========

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
          Cash disbursed in excess of available balances                          $       -          $   4,914
         Accounts payable and accrued expenses
                                                                                    246,405             184,389
         Due to Shareholders                                                                            141,802
                                                                                 ------------          ----------
                                                                                    663,324
            Total current liabilities
                                                                                    909,730             331,105

    COMMITMENTS AND CONTINGENCIES
                                                                                          -                    -

    DEFICIENCY IN STOCKHOLDER'S EQUITY
          Preferred stock, par value $ .001 per share; 10,000,000 shares authorized; none issued at June 30, 2002 and December 31, 2001
                                                                                          -                    -
          Class A Common stock, par value $ .001 per share; 100,000,000 shares authorized; 22,096,376 and 20,455,903 shares issued at June
   30, 2002 and December 31, 2001, respectively                                                           20,456
                                                                                     22,096
          Class B Common stock, par value $ .001 per share, 50,000,000 shares authorized; none issued at June 30, 2002 and December 31, 2001

                                                                                          -                    -
         Additional paid-in-capital
                                                                                  3,875,751            3,100,705
          Accumulated Deficit                                                                        (3,429,311)
                                                                                ------------         -----------
                                                                                (4,567,210)
          Deficiency in stockholder's equity                                                           (308,150)
                                                                                ------------         -----------
                                                                                  (669,363)
                                                                                  ---------
                                                                               $   240,367          $    22,955
                                                                               ============         ===========

 See accompanying footnotes to the unaudited consolidated financial statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET INC)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended June 30,       Six Months ended June 30,
                                                   2002            2001             2002            2001
                                                   ----            ----             ----            ----
      Costs and Expenses:
           Selling, general and                  $495,895        $ 18,218         $1,132,315       $ 19,418
      administrative
           Interest                                 7,790                              9,143
                                               ---------------------------------------------------------------
                                                                        -                                  -
                                               ---------------------------------------------------------------
      Operating expense                           503,685                                             19,418
                                                                    18,218         1,141,458

      Loss from Operations                       (503,685)                                           (19,418)
                                                                   (18,218)        (1,141,458)

      Other Income
                                                    3,203                -              3,559              -
      Provision for Income Tax
                                               ---------------------------------------------------------------
                                                         -               -                -               -
                                               ---------------------------------------------------------------

                                                    3,203               -                3,559              -

      Net loss                                    $ (500,482)      $ (18,218)    $ (1,137,899)      $ (19,418)
                                               ===============================================================

      Loss per common share (basic and
      assuming dilution)                           $   (0.02)      $   (0.00)      $    (0.05)       $  (0.00)
                                               ===============================================================


      Weighted average common shares
      outstanding                                  21,935,872      20,455,903       21,290,221      20,455,903



 See accompanying footnotes to the unaudited consolidated financial statements



                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                        2002               2001
                                                                        ----               ----
        INCREASE (DECREASE) IN CASH AND EQUIVALENTS
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                 $ (1,137,899)        $   (19,418)
            Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Shares issued for services
                                                                            776,686                   -
            (Increase) decrease in other assets
                                                                                 40                   -
            Increase in cash disbursed in excess of available
        balances                                                            (4,914)                   -
            (Increase) decrease in due from related parties
                                                                                  -                   -
            Increase (decrease) in accounts payable
                                                                           --------             ------
                                                                            62,017              13,900
                                                                            -------             ------
        NET CASH USED BY OPERATING ACTIVITIES
                                                                          (304,070)             (5,518)

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Loan Receivable
                                                                         ----------             ----------
                                                                          (200,000)                -
                                                                          ---------                -
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES:
                                                                          (200,000)
                                                                                                   -

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from sale of common stock, net of costs
                                                                                  -                -
             Advances from related parties
                                                                          ----------             -----
                                                                           521,522               5,518
                                                                           --------              -----
        NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES

                                                                            521,522               5,518

        NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS
                                                                             17,452
                                                                                                      -

        Cash and cash equivalents at January 1,                                   -                   -

        Cash and cash equivalents at June 30,                           $   17,452          $      -
                                                                 =      =========== =       ========

        Supplemental Disclosures of Cash Flow Information
        Cash paid during the period for interest                           $      -            $      -
        Income taxes paid
                                                                                  -                   -
        Stock issued for services
                                                                            776,686                   -

 See accompanying footnotes to the unaudited consolidated financial statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

NOTE B - LOAN RECEIVABLE

On April 20, 2002 the Company executed a letter of intent with Entact Information Security Corporation ("Entact"), a privately held corporation providing security software solutions to large and medium international enterprise markets, for the purchase by the Company of all the assets of Entact in exchange for convertible preferred stock of the Company. This transaction supercedes a prior letter of intent between the Company and Entact whereby the Company had intended to purchase all the issued and outstanding shares of Entact in exchange for restricted common stock of the Company. Both parties decided in early April to pursue an asset purchase rather than a share purchase. Looking forward, with the current stock market volatility and decline in the Company's share price, any business transactions under consideration with Entact are currently being reevaluated and conclusion is tenuous.

On March 1, 2002, the Company entered in an interest bearing loan agreement to advance $300,000 to Entact Security Corporation ("Entact") in advance of the completion of its planned acquisition of the company. As of the date of this report $200,000 has been advanced under the agreement. Due to changing market conditions the Company decided to terminate its plans to acquire Entact and the funds advanced should be returned.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

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

On April 20, 2002 the Company executed a letter of intent with Entact Information Security Corporation ("Entact"), a privately held corporation providing security software solutions to large and medium international enterprise markets, for the purchase by the Company of all the assets of Entact in exchange for convertible preferred stock of the Company. This transaction supercedes a prior letter of intent between the Company and Entact whereby the Company had intended to purchase all the issued and outstanding shares of Entact in exchange for restricted common stock of the Company. Both parties decided in early April to pursue an asset purchase rather than a share purchase. Looking forward, with the current stock market volatility and decline in the Company's share price, any business transactions under consideration with Entact are currently being reevaluated and conclusion is tenuous.

On March 1, 2002, the Company entered into an interest-bearing loan agreement to advance $300,000 to Entact in advance of the completion of the original share acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. As of the date of this Report, $200,000 has been drawn down on this loan facility to Entact.

On June 30, 2002, the Company issued a note payable to Madison Family Trust, which the Company's CEO and Director, Mr. Kubbernus serves as a Trustee but disclaims any beneficial ownership, in the amount of $297,917 for funds advanced to the Company during the period April 1, 2002 to June 30, 2002. The interest rate on the note is 10% and a maturity date of June 29, 2003.

On April 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 100,000 shares to John Pierson, at an average price of $0.48 per share, for payment of consulting services.

On April 10, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 50,000 shares to Glenn Lachowiez, at an average price of $0.35 per share, for payment of consulting services.

On April 17, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 75,000 shares to Stephan Rind, at an average price of $0.35 per share, as compensation for serving as a Director of the company for the ensuing year.

On April 23, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 22,973 shares to Jeff Michel, an employee and principal of Strategic Captial Management, Inc., at an average price of $0.39 per share, for payment of consulting services.

On May 16, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 250,000 shares to Bill Calsbeck, an employee and principal of BGC Consultants Limited, at an average price of $0.22 per share, for payment of consulting services.

On May 27, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 10,000 shares to Marilyn Schaffer, at an average price of $0.16 per share, for payment of consulting services.

As of June 30, 2002, the Company has no revenue. As a result of increased business activity and the pursuit of its initial acquisition, the Company has incurred costs and made deposits. These efforts have resulted in security deposits and other assets of $22,915 and increased operational expenses. The Registrant had a working capital deficit of $ 692,278 compared to a deficit of $331,105 at December 31, 2001, a decrease in working capital of $ 361,173. As a result of the Registrant's operating losses during the six month period ended June 30, 2002, the Registrant generated cash flow deficits of $ 304,070 from operating activities.

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


PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings

     None.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         99.1 Certification of CEO
99.2     Certification of CFO

(b)      Reports on Form 8-K
         none

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Global Path Incorporated
Dated:  August 19, 2002
                              /s/Robert Kubbernus
                              --------------------------------
                              By:  Robert Kubbernus
                              Its:  President and Treasurer

/s/Robert Kubbernus
--------------------       Director and Chairman              August 19, 2002
Robert Kubbernus


/s/Stephan Rind
--------------------       Director                           August 19, 2002
Stephan Rind