Form 10QSB
period 2002-09-30
GLOBAL PATH INC
filed 2002-11-20
CIK 318245

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB



(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (416) 214-0066
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes x     No
                                                             ---       ---

As of November 15, 2002, the Company had 32,544,376 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [  ]          No [X]


                            GLOBAL PATH INCORPORATED

                                Table of Contents

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet at
                 September 30,2002 (Unaudited) and December 31, 2001

             Condensed Consolidated Statements of Operations (Unaudited)for the
                  Three and Nine Months Ended September 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                   Nine Months Ended September 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements


         Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,     December 31, 2001
                                                                                2002
                                   (Unaudited)

                                   ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                                 $   1,749               $     -
                                                                                 ----------              -------
               Total Current Assets
                                                                                      1,749                    -


    OTHER ASSETS
          Security Deposits and Other Assets                                                             22,955
                                                                                ----------                ------
                                                                                    23,245
                                                                                     23,245               22,955



                                                                                $   24,994             $ 22,955
                                                                                =========== =          ========


             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
          Cash disbursed in excess of available balances                          $       -          $     4,914
         Accounts payable and accrued expenses
                                                                                    178,322              184,389
         Due to Shareholders                                                                            141,802
                                                                                 ----------             -------
                                                                                   674,719
            Total current liabilities
                                                                                    853,041              331,105

    COMMITMENTS AND CONTINGENCIES
                                                                                          -                    -


    DEFICIENCY IN STOCKHOLDER'S EQUITY
          Preferred stock, par value $ .001 per share; 10,000,000 shares authorized; none issued at September 30, 2002 and December 31, 2001
                                                                                          -                    -
          Class A Common stock, par value $ .001 per share; 100,000,000 shares authorized; 23,126,376 and 20,455,903 shares issued at
   September 30, 2002 and December 31, 2001, respectively                                                 20,456
                                                                                     23,126
          Class B Common stock, par value $ .001 per share, 50,000,000 shares authorized; none issued at September 30, 2002 and December 31, 2001
                                                                                          -                    -
         Additional paid-in-capital
                                                                                  3,951,421            3,100,705
          Accumulated Deficit                                                                        (3,429,311)
                                                                          -------           -----    -----------
                                                                                (4,802,594)
          Deficiency in stockholder's equity                                                           (308,150)
                                                                          -----------       ---------  ---------
                                                                                  (828,047)
                                                                                  ---------
                                                                                $   24,994          $    22,955
                                                                          =     =========== =       ===========

See accompanying footnotes to the unaudited condensed consolidated financial statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET INC)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                Nine Months ended
                                                        September 30                     September 30,
                                                   2002              2001            2002           2001
                                                   ----              ----            ----           ----
      Costs and Expenses:
           Selling, general and                    $  225,079         $   93,461   $ 1,357,394      $  112,879
      administrative
           Interest                                   13,737
                                             ---------------- -----------------  ----------  -----------------
                                                                            -          22,880             -
                                                                            ----       -------            -
      Operating expense                               238,816             93,461     1,380,274         112,879

      Loss from Operations                          (238,816)           (93,461)                     (112,879)
                                                                                   (1,380,274)

      Other Income
                                                        3,432                  -         6,991               -
      Provision for Income Tax
                                             ---------------- ----------------- ------------------------------
                                                         -                  -             -               -
                                                         ----               ----          ----            -

                                                        3,432                  -         6,991               -

      Net loss                                    $ (235,384)         $ (93,461)  $(1,373,283)     $ (112,879)
                                             =    =========== =       ========== ============= =   ===========

      Loss per common share (basic and
      assuming dilution)                           $   (0.01)         $   (0.00)     $               $  (0.01)
                                             =     ========== =       ========== ========      =     =========
                                                                                 (0.06)


      Weighted average common shares
      outstanding                                  22,517,585                                       20,455,903
                                                                      20,455,903    21,699,976

                See accompanying footnotes to the unaudited condensed
                            consolidated financial statements



                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                        2002               2001
                                                                        ----               ----
        INCREASE (DECREASE) IN CASH AND EQUIVALENTS
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                 $ (1,373,283)       $   (112,879)
            Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Shares issued for services
                                                                            853,386                   -
            (Increase) decrease in other assets
                                                                              (290)                   -
            Increase in cash disbursed in excess of available
        balances                                                            (4,914)                   -
            Prepaid Deposits                                                                   (30,034)
            (Increase) decrease in due from related parties
                                                                                  -                   -
            Increase (decrease) in accounts payable
                                                                 --------------
                                                                           (6,067)              38,190
                                                                           --------             ------
        NET CASH USED BY OPERATING ACTIVITIES
                                                                          (531,168)           (104,723)

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Loan Receivable                                                        -
                                                                                  -
                                                                                                   -
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES:

                                                                                                      -

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from sale of common stock, net of costs
                                                                                  -                   -
             Advances from related parties
                                                                 ------------
                                                                            532,917            101,975
                                                                            -------            -------

        NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES

                                                                            521,522             101,975

        NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS
                                                                              1,749
                                                                                                (2,748)

        Cash and cash equivalents at January 1,                                   -                   -

        Cash and cash equivalents at June 30,                            $   1,749                  $
                                                                 =       ========== =               =
                                                                                    (2,748)


        Supplemental Disclosures of Cash Flow Information
        Cash paid during the period for interest                           $      -            $      -
        Income taxes paid
                                                                                  -                   -
        Stock issued for services
                                                                            853,386                   -


             See accompanying footnotes to the unaudited condensed
                       consolidated financial statements


                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Global Path Incorporated, formerly, Yournet, Inc. and formerly, Associated Medical Devices, Inc. ("Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company was formed to develop and market various medical devices; currently the Company is a diversified holding company that develops business assets in key verticals with below market valuations and opportunities for expansion. The Company's efforts were unsuccessful and the Company has remained dormant, while seeking new business opportunities.

The condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc. Significant intercompany transactions have been eliminated in consolidation.


NOTE B-LETTER OF INTENT WITH ENTACT

On April 20, 2002 the Company executed a letter of intent with Entact Information Security Corporation ("Entact") for the purchase by the Company of all the assets of Entact in exchange for convertible preferred stock of the Company. However, both parties decided to pursue an asset purchase rather than a share purchase. This agreement was subsequently terminated due to a variety of factors, including the current stock market volatility, the decline in the Company's share price, and the Company's inability to come to terms with Entact's management regarding compensation given today's market environment.

On March 1, 2002, the Company entered in an interest bearing loan agreement to advance to Entact $300,000 in advance of the completion of its planned acquisition of the company. A total of $200,000 was advanced under the agreement. The funds advanced, including interest, were repaid by Entact in August 2002.

                            GLOBAL PATH INCORPORATED
                             (FORMERLY YOURNET, INC)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE C-AGREEMENT OF PURCHASE AND SALE WITH IPSH!NET, INC.

On September 24, 2002 the Company, through a newly formed and wholly owned subsidiary Global Mobility Inc., entered into an agreement of Purchase and Sale with ipsh!net, Inc. (IPSH), a wireless messaging and technical service provider. IPSH is a technical leader in the wireless Short Messaging Service (SMS) market. SMS is the most pervasive communication protocol for transferring data to cellular phones.

Global Mobility Inc. will acquire 100 percent of the assets of IPSH including its technology and personnel in return for 3 million Global Path Inc. shares plus a royalty stream based on the future revenue of Global Mobility. The transaction will close upon the completion of audits of IPSH financial statements.



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

OVERVIEW

Since the development of its re-focused business plan in the second quarter of 2001, with a mandate to become a global strategic holding company with a number of diversified assets, the Company has been actively pursuing acquisitions of companies with the potential to be industry-leaders. With the goal of sustaining finite focus, an analysis and interpretation of market conditions resulted in the Company identifying the IT security segment as the greatest opportunity for shareholder appreciation. Therefore, given management's background and expertise in this industry, the Company has concentrated its efforts on specific target acquisitions with superior growth potential. The Company has expanded its philosophy to include advanced wireless telecommunication businesses which hold a unique market position.

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

         On September 24, 2002 the Company entered into an Agreement and Purchase of Sale (the "Agreement") among the Company, acting for itself and on behalf of its wholly owned subsidiary to be formed (the "Purchaser"); the persons named in Section 1.02 of the Agreement (the "Shareholders"); and ipsh!net, Inc., a Delaware corporation (the "Selling Corporation").

         As provided for in the Agreement, the Purchaser, a newly formed wholly owned subsidiary of the Company, desires to acquire substantially all the properties and assets and the entire business and goodwill of Selling Corporation in exchange for cash, shares of the Company common stock, and the assumption by Purchaser of certain obligations and liabilities of Selling Corporation as hereinafter provided, and Selling Corporation desires to effect such exchange.

On April 20, 2002 the Company executed a letter of intent with Entact Information Security Corporation ("Entact"), a privately held corporation providing security software solutions to large and medium international enterprise markets, for the purchase by the Company of all the assets of Entact in exchange for convertible preferred stock of the Company. This transaction supercedes a prior letter of intent between the Company and Entact whereby the Company had intended to purchase all the issued and outstanding shares of Entact in exchange for restricted common stock of the Company. Both parties decided in early April to pursue an asset purchase rather than a share purchase. This agreement was subsequently terminated due to a variety of factors, including the current stock market volatility and decline in the Company's share price, and the Company's inability to come to terms with Entact's management regarding compensation given today's market environment.

On March 1, 2002, the Company entered into an interest-bearing loan agreement to advance $300,000 to Entact in advance of the completion of the original share acquisition. In return for the loan, the Company has received a security interest in all of the assets of Entact. $200,000 had been drawn down on this loan facility to Entact, and in August 2002, this loan, including interest, was repaid in full.

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

On July 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 10,000 shares to Marilyn Schaffer, at an average price of $0.07 per share, for payment of consulting services.

On July 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 250,000 shares to Bill Calsbeck, an employee and principal of BGC Consultants Limited, at an average price of $0.07 per share, for payment of consulting services.

On August 20, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 170,000 shares to Jeff Michel, an employee and principal of Strategic Captial Management, Inc., at an average price of $0.05 per share, for payment of consulting services.

On September 16, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 100,000 shares to Paul Schuler, at an average price of $0.05 per share, for payment of consulting services

On September 23, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 500,000 shares to Raghunath Kilambi, at an average price of $0.09 per share, for payment of consulting services

As of September 30, 2002, the Company has no revenue. As a result of increased business activity and the pursuit of its initial acquisition, the Company has incurred costs and made deposits. These efforts have resulted in security deposits and other assets of $23,245 and increased operational expenses. The Registrant had a working capital deficit of $ 851,292 compared to a deficit of $331,105 at December 31, 2001, a decrease in working capital of $ 520,187. As a result of the Registrant's operating losses during the nine month period ended September 30, 2002, the Registrant generated cash flow deficits of $531,168 from operating activities.

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

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits 99.1 Certification of CEO
99.2     Certification of CFO

(b) Reports on Form 8-K:
                  Currenty Report on Form 8-K filed with the SEC on October 1, 2002 Currenty Report on Form 8-K filed with the SEC on October 9, 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Global Path Incorporated
Dated:  November 20, 2002


                                                By:  Robert Kubbernus
                                                Its:  President and Treasurer


                                                By:  Robert Kubbernus
                                                Its: Chief Financial Officer



                              CERTIFICATIONS


              I, Robert J. Kubbernus, certify that:

              1. I have reviewed this quarterly Report on Form 10-QSB of Global Path Incorporated;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 20, 2002

                                                        By Robert J. Kubbernus
                                                            ----------
                                                        Chief Executive Officer



                                 CERTIFICATIONS


              I, Robert J. Kubbernus, certify that:

              1. I have reviewed this quarterly Report on Form 10-QSB of Global Path Incorporated;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

              6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 20, 2002

                                                        By Robert J. Kubbernus
                                                         Chief Financial Officer





          EXHIBIT 99.1


                              CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350
                               AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


            In connection with the quarterly report of Global Path Incorporated, (the "Company") on Form 10-Q for the quarter ended September 30, 2002, Robert J. Kubbernus, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          November 20, 2002                  Robert J. Kubbernus
          -----------------                  ------------------------
                   (Date)                    President (Chief Executive Officer)



EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


            In connection with the quarterly report of Global Path Incorporated, (the "Company") on Form 10-Q for the quarter ended September 30, 2002, Robert J. Kubbernus, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          November 20,     2002                        Robert J. Kubbernus
                   (Date)                              Chief Financial Officer