Form 10KSB
period 2002-12-31
GLOBAL PATH INC
filed 2003-04-25
CIK 318245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended December 31, 2002

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

   55 Bloor St. West, P.O. 19587
   TORONTO, ONTARIO, CANADA                              M4W 3T9
(Address of Principal Executive Offices)                   (Zip Code)


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

Yes [   ]  No  [ X ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  issuers  revenues  for  its  most  recent  fiscal  year.     $     0
     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 5, 2003 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals 3,520,144.

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date. 4,400,180 as of April 5, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. )into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,1990).

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

Item 14         Controls and Procedures

Signatures


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

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

Global Path Inc. (OTC BB: GBPI) is a strategic holding company focused on acquiring, expanding and developing companies in sectors which can create the highest and best opportunities for investors. Global Path provides strategic, financial and business resources to position its portfolio companies as industry leaders.

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

Effective August 14, 2001, Yournet, Inc. merged with and into Global Path Incorporated, a Delaware corporation. Pursuant to the merger, Yournet, Inc., a Nevada corporation, reincorporated under the laws of Delaware. As a result of the merger, shareholders of Yournet, Inc. received the right to receive one share of Class A common stock of Global Path Incorporated for each one share of common stock of the Company. After the reincorporation, 20,455,903 shares of Yournet, Inc. common stock was converted to 20,455,903 shares of Class A common stock of Global Path Incorporated ("GPI"), the surviving entity. The Company's common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol GBPI. GPI in November 2002 performed a share consolidation of 100:1, and began a process of reorganizing its business model.

BUSINESS OF THE COMPANY

Global Path Inc., (OTC BB: GBPI) is a strategic holding company focused on acquiring, expanding and developing companies in sectors which can create the highest and best opportunities for investors. Global Path provides strategic, financial and business resources to position its portfolio companies as industry leaders.

The Company is led by a team of experienced and knowledgeable business executives. Represented in their backgrounds are years of experience from the corporate finance market focused on leveraging its industry knowledge and capital markets experience and relationships.

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

NUMBER  OF  EMPLOYEES

As of April 5, 2003, the Company employs two full-time and contract personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Effective October 1, 2001, the Company began leasing administrative office space at 2 Toronto Street, Toronto, Ontario, Canada M5C 2B6, at a rental rate of $90,152 per year for a period of four years. In January 2003 the Company began a process of relocation due to material default of the Lease by the Landlord and the Sub-Landord. The Landlord and the Sub-Landord have to meet their obligations under the Lease Agreement. Global Path's new offices will be available for occupancy on May 1, 2003.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On November 27, 2002 a meeting of majority shareholders and Board members occurred, approving the share consolidation equal to 100 shares for 1 new share. As a result, the Company was issued a new symbol (GBPI) and CUSIP number (378956205).

PART  II

ITEM  5.       MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 5, 1998, the Company's Common Stock began listing on the Over-the-Counter Bulletin Board under the trading symbol ASSM. To reflect the Company's change in business plan and name change to Yournet, Inc., the Company changed its trading symbol to YOUR, on November 10, 1999. On August 16, 2001, the Company's trading symbol was changed to GBPAA in order to reflects its name change to Global Path Incorporated. On November 27, 2002 the number of shares of Common Stock outstanding were reduced such that the holders of Common Stock will receive one share of common stock (GBPI) of the Corporation, $.001 par value ("New Common Stock") for each one hundred (100) shares of Common Stock owned by each such holder as of the close of business November 27, 2002. On December 5, 2002 the Company's trading symbol was changed to GBPI.


          CALENDAR                                BID  PRICES
          YEAR                    PERIOD       HIGH          LOW
          ----           -----------------     ----          ---

               2001      First  Quarter        38.00          25.00
                         Second  Quarter       78.00          25.00
                         Third  Quarter        65.00          40.00
                         Fourth  Quarter       70.00          30.00

               2002      First  Quarter        100.00         30.00
                         Second  Quarter       52.00          6.00
                         Third  Quarter        12.00          3.00
                         Fourth  Quarter       8.00           0.60

All bid prices referred to above have been restated to reflect the 1:100 reverse stock split, of November 2002.

NUMBER  OF  SHAREHOLDERS

The  number  of   stockholders   of  the  Common   Stock  of  the   Company  as
of  the  close  of  business  on  April  5,  2003  was approximately  2,562.

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

On November 19, 2001, the Company filed a Form S-8 Registration under the Securities Act of 1933 with the United States Securities and Exchange Commission to register 6,100,000 shares of common stock pursuant to the Company's 2001 Employees Stock Incentive Plan (Employees Plan) and 2001 Directors and Officers Stock Option and Stock Award Plan. On March 11, 2002, the Company filed an Amendment to Form S-8, wherein the Company's Amended and Restated 2002 Directors And Officers Stock Option, Stock Warrant, and Stock Award Plan (Directors and Officers Plan) was registered. The Company's 2001 Employees Stock Incentive Plan authorizes an issuance of up to 10,000,000 shares of common stock and the Company's Amended and Restated 2002 Directors And Officers Stock Option, Stock Warrant, and Stock Award Plan authorizes an issuance of up to 4,500,000 shares of common stock. Pursuant to the Company's Directors and Officers Plan, the Company issued a warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $75.00 per share, to Thomas V. Ackerly as compensation for consulting fees in January 2002. As of the date of this Report, Mr. Ackerly has exercised his warrant to purchase 1,325 shares of the Company's common stock.

On March 14, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 5,000 shares to Fordham, at an average price of $52.00 per share, for payment of legal services.

On March 18, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 5,000 shares to Rick Langley, at an average price of $52.00 per share, for payment of consulting services.

On April 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 1,000 shares to John Pierson, at an average price of $48.00 per share, for payment of consulting services.

On April 10, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 500 shares to Glenn Lachowiez, at an average price of $35.00 per share, for payment of consulting services.

On April 17, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 750 shares to Stephan Rind, at an average price of $35.00 per share, as compensation for serving as a Director of the company for the ensuing year.

On April 23, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 230 shares to Jeff Michel, an employee and principal of Strategic Capital Management, Inc., at an average price of $39.00 per share, for payment of consulting services.

On May 16, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 2,500 shares to Bill Calsbeck, an employee and principal of BGC Consultants Limited, at an average price of $22.00 per share, for payment of consulting services.

On May 27, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 100 shares to Marilyn Schaffer, at an average price of $16.00 per share, for payment of consulting services.

On July 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 100 shares to Marilyn Schaffer, at an average price of $7.00 per share, for payment of consulting services.

On July 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 2,500 shares to Bill Calsbeck, an employee and principal of BGC Consultants Limited, at an average price of $7.00 per share, for payment of consulting services.

On August 20, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 1,700 shares to Jeff Michel, an employee and principal of Strategic Capital Management, Inc., at an average price of $5.00 per share, for payment of consulting services.

On September 16, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 1,000 shares to Paul Schuler, at an average price of $5.00 per share, for payment of consulting services

On September 23, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 5,000 shares to Raghunath Kilambi, at an average price of $9.00 per share, for payment of consulting services

On October 2, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 2,500 shares to Bill Calsbeck, an employee and principal of BGC Consultants Limited, at an average price of $7.00 per share, for payment of consulting services.

On October 10, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 1,680 shares to Jeff Michel, an employee and principal of Strategic Capital Management, Inc., at an average price of $5.00 per share, for payment of consulting services.


On December 12, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 40,000 shares to Paul Montle, an employee and principal of Dublin Asset Advisors, 18 Hayden Road, Brookline, MA, at an average price of $5.00 per share, for payment of consulting services.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

GENERAL  OVERVIEW

The Company used the balance of the 2002 fiscal year to solidify its future strategy, based on Management's knowledge of its target segment. Through analysis and interpretation of market conditions, the Company identified a number of segments as the highest and best opportunity for shareholder appreciation. Planned principal operations have not commenced.


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

RESULTS OF OPERATIONS

Revenues
--------

The Company has generated no revenues from operations as of December31, 2002.

Selling, General and administrative expenses
-----------------------------------

Selling and administrative expenses increased $1,530,956 to $1,730,989 during 2002 from $200,033 during 2001. These expenses were associated principally with equity-based compensation to officers and consultants and professional services

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2002, the Company had a working capital deficit of $938,304. As a result of our operating losses, we generated a cash flow deficit of $704,271 from operating activities during 2002. We met our cash requirements during the year primarily through $604,994 of advances and loans (net of repayments) from shareholders, and sale of company stock of $99,375, net of costs.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from future operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Product Research and Development


The Company does not anticipate performing research and development for any products during the next twelve months.


Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees
The Company currently has 2 full-time employees and does not intend to hire more employees, with the possible exception of part-time clerical assistance on an as-needed basis, until the Company begins to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner as it continues to develop its business plan during the next twelve months.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History Anticipated Losses; Uncertainty of Future Results

We were incorporated in May, 2000 and therefore have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving products and methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) design, develop, manufacture and market our products; (ii) to establish distribution relationships; and (iii) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of customer we are able to attract, and the costs of manufacturing and distributing our products.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we are relying upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mr. Robert Kubbernus, our President and Chairman of our Board of Directors. If we lost the services of Mr. Kubbernus or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.


Continued Control by Current Officers and Directors

The present officers and directors own approximately 46 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)


Limited Market Due To Penny Stock

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

     o    With a price of less than $5.00 per share;

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


Potential Inability of Officers to Devote Sufficient Time to the Operations of the Business

We have no employees, other than the Company officers and they continue to pursue other sources of income and may not be able to devote sufficient time to the operations of the business.


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

None.


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


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

The Company's management is not currently compensated for services provided to the Company.

COMPENSATION  OF  DIRECTORS


On April 17, 2002, pursuant to the Company's Directors and Officers Plan registered under Form S-8, as filed with the SEC on November 19, 2001 and amended March 11, 2002, the Company issued 750 shares to Stephan Rind, at an average price of $35.00 per share, as compensation for serving as a Director of the company for the ensuing year.

The Company has also agreed to reimburse directors for travel expenses and related expenses related to their duties as directors.


                                       11



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of April 5, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.




                                                Common Stock           Percent
 Name and Address of Beneficial Owner           Outstanding(1)      Outstanding
-------------------------------------------------------------------------------


Common Stock  Robert Kubbernus(1)                    20,000              0.45%
5th Floor, 2 Toronto Street
Toronto, Ontario Canada M5C 2B6


Common Stock  Sherri Donell(2)                            0              0.00%
5th Floor, 2 Toronto Street
Toronto, Ontario Canada M5C 2B6

Common Stock  Bankton Financial Corp. (3)           1,010,000           22.95%
P.O. Box 20028
Calgary Place Postal Station
Calgary, Alberta, Canada, T2P 4J2

Common Stock  Madison Trust (4)                      1,035,000         23.52%
8 Sultan Street, Suite 702
Toronto, Ontario, Canada, M5S 2C1

Common Stock  David Jones (5)                          385,000         8.75%
7  Vivyenne Crt
North Bay, Ontario, Canada, P1A 4J2



Common Stock  All Directors and Officers as a
Group (3 Persons in total)                          2,065,000        46.92%

---------------
(1) Shares are beneficially owned and sole voting and investment power is held by the stockholder member. (2) Shares held by Bankton Financial Corp., of which Mr. Kubbernus, the CEO and Chairman of the Company, serves as President. (3) Shares held by Madison Family Trust, which Mr. Kubbernus, the CEO and Chairman of the Company, is Trustee for his son, C. Kubbernus, and which Mr. Kubbernus disclaims beneficial ownership.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Riched20 5.40.11.2210;Madison Family Trust, which the Company's CEO and Director, Mr. Kubbernus serves as a Trustee but disclaims any beneficial ownership, has advanced fund to the Company for working capital purpose. As of December 31, 2002, total amount due Madison Family Trust is $596,796. The loan is non-interest bearing and has no maturity date. To Company fully repaid the loan with its Class A common stock on March 31, 2003.

Bankton Financial Corporation, which the Company's CEO and Director, Mr. Kubbernus serves as a Director but disclaims any beneficial ownership, has advanced fund to the Company for working capital purpose. As of December 31, 2002, total amount due Bankton Financial Corp. is $150,000. The loan is non-interest bearing and has no maturity date. To Company fully repaid the loan with its Class A common stock on March 31, 2003.


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

*(10.1)              2001 Employees Stock Incentive Plan

*(10.2) Amended and Restated 2002 Directors and Officers Stock Option, Stock Warrant and Stock Award Plan

*(16)                Letter re. Change in Certifying Accountant

*(21)                List of Subsidiaries of the Company

99.1             Certification of Robert Kubbernuss  Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 (filed herewith).

------------------------------
* Previously filed


(B) REPORTS ON FORM 8-K

        On October 1, 2002, the Company filed a Current Report on Form 8-K dated September 20, 2002 reporting under Item 5, Other Events, the termaination of a previously announced Letter of Intent to acquire Entact Information Security Corporation.

On October 9, 2002, the Company filed a Current Report on Form 8-K dated September 24, 2002 reporting under Item 5, Other Events, the execution of a Letter of Intent to acquire isph!net, Inc.

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by Global Path Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


Within the 90 days prior to the date of this annual report, under the supervision and with the participation of Global Path, Inc.'s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Global Path, Inc. periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April  5,  2003

GLOBAL  PATH  INCORPORATED
--------------------------
(Registrant)


/s/ Robert Kubbernus
-----------------------
By:  ROBERT  KUBBERNUS
CEO  and  CFO


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature       Capacity        Date
     ---------       --------        ----


                      Chairman and
/s/ Robert Kubbernus  Director       April  5,  2003
--------------------
Robert  Kubbernus








                                 CERTIFICATIONS

I, Robert Kubbernus, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Global Path, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: April __, 2003
                                        /s/ Robert Kubbernus
                                        ------------------------------
                                            Robert Kubbernus CEO and CFO







                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                            GLOBAL PATH INCORPORATED





                            GLOBAL PATH INCORPORATED

                          Index to Financial Statements

-------------------------------------------------------------------------------





                                                                           Page
Report of Independent Certified Public Accountants                          F-3
Financial Statements
  Consolidated Balance Sheets at December 31, 2002 and 2001                 F-4
  Consolidated Statements of Losses for the two years ended
  December 31, 2002 and 2001                                                F-5
  Consolidated Statements of Deficiency in Stockholders' Equity for the
  two years ended December 31, 2002 and 2001                                F-6
  Consolidated Statements of Cash Flows for the two years ended
  December 31, 2002 and 2001                                                F-7
  Notes to Consolidated Financial Statements                         F-8 - F-17




                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Global Path Incorporated
Toronto, Ontario

         We have audited the consolidated balance sheets of Global Path Incorporated and its subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I, the Company has generated no revenue and is dependent upon management and significant Company shareholders to provide sufficient working capital to preserve the integrity of the corporate entity. The Company's existence is dependent upon management's ability to develop profitable operations. Those conditions raise substantial doubt about its ability to continue as a going concern. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.




                               /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                               Russell Bedford Stefanou Mirchandani LLP
                               Certified Public Accountants
McLean, Virginia
April 20, 2003



F-3





                            GLOBAL PATH INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                             2002                     2001
                                                                             ----                     ----
ASSETS:
Cash and cash equivalents                                                    $       98              $        -

Security deposits and other assets                                                15,791                  22,955
                                                                                 -------                 ------
Total current assets                                                        $     15,889            $     22,955

Total assets                                                                $     15,889            $     22,955
                                                                             =============           ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Cash balance in excess of available funds                                      $       -            $      4,914

Accounts payable and accrued liabilities                                          207,397                 184,389

Due to related parties (Note B)                                                    746,796                 141,802
                                                                                  --------                -------

Total current liabilities                                                          954,193                 331,105


Commitments and contingencies (Note H)                                                    -                       -

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares
authorized; none issued at December 31, 2002 and 2001 (Note C)                            -                       -
Class A Common stock, par value $ .001 per share; 100,000,000 shares authorized; 278,180 and 204,559 shares issued at December
31, 2002 and 2001, respectively (Note C)                                                278                     205
Class B Common stock, par value $.001 per share; 50,000,000
shares authorized; none issued at December 31, 2002 and 2001
(Note C)                                                                                  -                       -

Additional paid-in capital                                                        4,210,402               3,120,956

Accumulated deficit                                                             (5,148,984)             (3,429,311)
                                                                   ------------------------             -----------

                                                                                  (938,304)               (308,150)
                                                                                  ---------               ---------
Total liabilities and deficiency in stockholders' equity                      $     15,889            $     22,955
                                                                   =          =============  =        ============



           See accompanying notes to consolidated financial statements

F-4





                            GLOBAL PATH INCORPORATED
                        CONSOLIDATED STATEMENTS OF LOSSES
                 For the years ended December 31, 2002 and 2001


                                                                            2002                      2001
                                                                            ----                      ----
Costs and Expenses
Selling, General and Administrative expenses                               $     1,730,989          $      200,033
                                                                 -         ----------------  -      --------------

Total Operating Expenses                                                    $     1,730,989                 200,033


Loss from Operations                                                       $    (1,730,989)               (200,033)


Interest Income (Expense)                                                             6,991                 (4,325)

Other Income                                                                          4,325                   6,011


Income (Taxes) Benefit                                                                 -                       -
                                                                                       ----                    -

Net Loss                                                                   $    (1,719,673)        $      (198,347)
                                                                 =         ================  =     ================

Loss per common share (basic and assuming dilution) (Note G)                 $       (7.59)          $       (0.97)
                                                                 =           ==============  =       ==============

Weighted average common shares outstanding                                          226,626                 204,559




           See accompanying notes to consolidated financial statements


F-5



                              GLOBAL PATH INCORPORATED
                STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2002 and 2001

                                                                     Series A
                                                 Preferred             Common Series B  Series B
                                        Preferred  Stock   Series A     Stock  Common    Common      Additional   Accumulated
                                          Shares   Amount Common Shares Amount Stock   Stock Amount Paid In Capital  Deficit  Total
Balance at December 31, 2000, as restated   -        -      204,559      205     -          -      3,120,956   (3,230,964) (109,803)
(Note C)                                 ==========================================================================================
                                            -        -      204,559      205     -          -      3,120,956   (3,230,964) (109,803)
                                         ------------------------------------------------------------------------------------------
Net Loss                                    -        -          -          -     -          -           -        (198,347) (198,347)

Balance at December 31, 2001, as restated   -        -      204,559       205    -          -      3,120,956   (3,429,311) (308,150)
Note C)                                  ==========================================================================================

Shares issued in March 2002 in exchange for
services rendered, at $52.00 per share      -        -       10,000        10    -           -       519,990         -       520,000
Shares issued in March 2002, for warrants
exercised at $75.00 per share               -        -        1,000         1    -           -        74,999         -        75,000
Shares issued in April 2002 in exchange for
services rendered, at approximately $40.61
per share                                   -        -        2,480         2    -           -        100,707        -       100,709

Shares issued in April 2002, for warrants
exercised at $75.00 per share               -        -          325         -    -           -         24,375         -       24,375
Shares issued in May 2002 in exchange for
services rendered, at approximately $21.77
per share                                   -        -         2,600         3   -           -         56,597         -       56,600
Shares issued in July 2002 in exchange for
services rendered, at approximately $7.00 per
share                                       -        -         2,600         3   -           -         18,197         -       18,200
Shares issued in August 2002 in exchange for
services rendered, at $5.00 per share       -        -         1,700         2   -           -          8,498         -        8,500
Shares issued in September 2002 in exchange
for services rendered, at approximately $8.33
per share                                   -        -         6,000         6   -           -         49,994         -       50,000
Shares issued in October 2002 in exchange for
services rendered, at approximately $6.20 per
share                                       -        -         4,180         4   -           -         25,896         -       25,900
Shares issued in December 2002 in exchange
for services rendered, at $5.00 per share   -        -        40,000        40   -           -        199,960          -     200,000

Fractional shares in connection with reverse
stock split                                 -        -         2,736         3   -           -              -           -          3

Stock warrants issued to consultants in
exchange for services rendered (Note E)     -        -            -          -   -           -         10,233           -     10,233

Net Loss                                    -        -            -          -   -           -             -  (1,719,673)(1,719,673)
                                     ----------------------------------------------------------------------------------------------

Balance at December 31, 2002 (Note C)       -        -       278,180       278   -           -      4,210,402 (5,148,984)  (938,304)
                                     ==============================================================================================
                                    See accompanying notes to consolidated financial statements F-6



                            GLOBAL PATH INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001

                                                                         2002                  2001
                                                                         ----                  ----
Cash flows from operating activities:
Net loss                                                               $  (1,719,673)         $   (198,347)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Common stock issued in exchange for services rendered (Note C)                979,909                     -
Stock warrants issued to consultants in exchange for services
(Note E)                                                                       10,233                     -

Other Income from forgiveness of accrued interest (Note B)                      4,325                     -

(Increase) decrease in deposits and other assets                                7,165              (22,955)
Increase (decrease) in cash disbursed in excess of available
funds                                                                         (4,914)                 4,914

Increase (decrease) in accounts payable and accrued liabilities               18,684               116,013
                                                                              -------              -------

Net cash used in operating activities                                       (704,271)             (100,375)


Cash flows from investing activities:                                               -                     -

Cash flows from financing activities:

Proceeds from sale of common stock, net of costs (Note C)                      99,375                     -

Proceeds from (repayments to) related parties advances                       604,994               100,375
                                                                             --------              -------

Net cash provided by investing activities                                     704,369               100,375


Net increase (decrease) in cash and cash equivalents                               98                     -

Cash and cash equivalents at the beginning of the year                           -                     -
                                                                                 ----                  -
Cash and cash equivalents at the end of the year                           $      98            $      -
                                                                 =         ==========  =        ========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                       $       -              $      -
                                                                                    $
Taxes paid in cash                                                                  -              $      -
Issuance of common stock in exchange for services                         $   979,909              $      -
Issuance of stock warrants in exchange for services                       $    10,233              $      -



           See accompanying notes to consolidated financial statements
                                       F-7





                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business Operations

Global Path Incorporated (the "Company"), formerly, Yournet, Inc., was reincorporated under the laws of the State of Delaware in August 2001. The Company is a strategic holding company focused on acquiring, expanding and developing companies in sectors which can create the highest and best opportunities for investors. Planned principal operations have not commenced.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc., an inactive company formed under the laws of the State of New York. Significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.





                                       F-8



                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company follows a policy of recognizing revenues as services are rendered.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $27,164 and $392 for the years ended December 31, 2002 and 2001, respectively.



Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2002 and 2001.



Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses are included in the statement of operations.


Liquidity



As shown in the accompanying financial statements, the Company incurred a net loss of $1,719,673 and $198,347 for the year ended December 31, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $938,304 as of December 31, 2002.


                                       F-9
                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.



Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.


Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.



Stock Based Compensation


In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2002.

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.



New Accounting Pronouncements


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business
Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)


SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)


In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - DUE TO SHAREHOLDERS



Amounts due to the Company's principal shareholders at December 31, 2002 and 2001 are as follows:


                                                                                 2002               2001
                                                                                 ----               ----
10 % note payable to shareholder, principal and accrued interest payable on or before June 30, 2002; unsecured. In 2002, noteholder legally released the
Company from the accrued interest liabilities and the note was revised to be non-interest bearing and a note payable on demand.


                                                                                   $ 505,442          $ 33,792
5 % note payable to shareholder, principal and accrued interest payable on or before October 31, 2002; unsecured. In 2002, noteholder legally released the
Company from the accrued interest liabilities and the note was revised to be non-interest bearing and a note payable on demand.


                                                                                      91,354            91,354
Note payable to shareholder, non-interest bearing, principal due December 31,
2002; unsecured.
                                                                                           -            16,656
Note payable on demand to shareholder, non-interest bearing; unsecured.              150,000
                                                                           ---       -------
                                                                                                             -
                                                                                    $746,796         $ 141,802
Less: current portion                                                              (746,796)         (141,802)
                                                                                   ---------  ---    ---------
                                                                                      $    -           $     -
                                                                                      ======           =======

For the year ended December 31, 2002, the Company recorded other income of $4,325 in connection with the forgiveness of accrued interest liabilities to the noteholders . Subsequent to the date of financial statements, the Company issued 2,000,000 shares of its Class A restricted common stock to the noteholders in exchange for the debt of $746,796.

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE C - CAPITAL STOCK



The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share.



In August 2001, Yournet, Inc. approved a plan of merger with and into Global Path, Incorporated, a Delaware corporation. . In connection with the merger, Yournet, Inc., a Nevada corporation, reincorporated under the laws of the State of Delaware and changed its name to Global Path, Incorporated. As a result of the merger shareholders of Yournet, Inc. received one share of Class A Common stock of the Global Path, Incorporated for one share of common stock of Yournet, Inc. Ownership and management of Global Path, Incorporated as a result of the reincorporation remained the same.
On November 27, 2002, the Company effected a "one hundred-for-one" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of December 31, 2002 and 2001, the Company has no preferred stock and Class B common stock issued and outstanding. At December 31, 2002 and 2001, the Company has 278,180 and 204,559 shares of Class A common stock issued and outstanding, respectively.



For the year ended December 31, 2002, the Company issued an aggregate of 69,560 shares of Class A common stock to consultants for services in the amount of $979,909. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In March and April 2002, the Company issued a total of 1,325 shares of Class A common stock, or $99,375, to consultants for warrants exercised at an exercise price of $75.00 per share. The total numbers of Class A common shares outstanding at December 31, 2002 include 2,736 fractional shares in connection with the reverse stock split.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.



NOTE D - STOCK OPTION PLAN



On November 19, 2001, the Board of Directors of the Company implemented a non-qualified 2001 Directors and Officers Stock Option and Award Plan and a qualified 2001 Employees Stock Incentive Plan in the amount of 6,100,000 shares of common stock. In March 2002, the Company amended and restated the 2002 Directors and Officers Stock Option and Award Plan authorizing an issuance of up to 4,500,000 shares of common stock and increased the number of authorized shares of common stock to be issued under the 2001 Employee Stock Incentive Plan to 10,000,000 shares. There were no stock options issued and outstanding during the year ended December 31, 2002 and 2001 under both plans.


NOTE E - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These warrants were granted in lieu of cash compensation for services performed to a non-employee.

                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
                                          Weighted Average        Weighed                       Weighted
   Exercise Prices        Number       Remaining Contractual      Average         Number        Average
   ---------------
                       Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
                       -----------          ------------       --------------  -----------   --------------
     $75.00             8,675                   4.0               $ 75.00         8,675         $ 75.00

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE E - WARRANTS (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
       Outstanding at January 1, 2001
          Granted                                                         -                  $    -
          Exercised                                                       -                       -
          Canceled or expired                                             -                       -
                                                            -----------------         ---------------
       Outstanding at December 31, 2001                                   -                       -
          Granted                                                    10,000                   75.00
          Exercised                                                  (1,325)                   75.00
          Canceled or expired                                             -                       -
                                                            -----------------         ---------------
       Outstanding at December 31, 2002                                8,675                $  75.00
                                                                      =====                 ========

The estimated value of the options granted to consultants was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the warrants was $10,233 and $0 for the year ended December 31, 2002 and 2001, respectively.


NOTE F - INCOME TAXES



Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant.



For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,148,000 which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,750,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.



Components of deferred tax assets as of December 31, 2002 are as follows:



        Non current:
           Net operating loss carryforward                        $  1,750,000
           Valuation allowance                                     (1,750,000)
                                                             --     -----------
           Net deferred tax asset                                    $       -
                                                                     =========


NOTE G - LOSSES PER COMMON SHARE



The following table presents the computation of basic and diluted loss per share:

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE G - LOSSES PER COMMON SHARE (Continued)


                                                                       2002             2001
                                                                       ----             ----

  Net loss available for common shareholders                         $(1,719,673)      $ (198,347)
                                                                  ===============      ===========
  Basic and fully diluted loss per share                               $   (7.59)        $  (0.97)
                                                                  ===============        =========
  Weighted average common shares outstanding, as adjusted                                  204,559
                                                                  ===============      ============
                                                                          226,626

Net loss per share is based upon the weighted average of shares of common stock outstanding. In November , 2002 a one (1) for one hundred (100) reverse stock split of the Company's common stock was effected (See Note C). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.




NOTE H - COMMITMENTS AND CONTINGENCIES



Lease Commitments



The Company leases office space in Toronto, Ontario for its corporate offices. Commitments for minimum rentals under non-cancelable leases at the end of 2002 are as follows:



                                 2003                               $90,152
                                 2004                                90,152
                                 2005                                60,101
                                                                     ------
                                                                  $ 240,405

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.



Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.



NOTE I - GOING CONCERN MATTERS



The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2002 and 2001, the Company incurred losses of $1,719,673 and $198,347, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the strategic acquisition of businesses and continued business development, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.
                                      F-16

                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE I - GOING CONCERN MATTERS (Continued)


If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.





                                      F-17

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Global Path, Incorporated (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Kubbernuss, President, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert Kubbernuss
-----------------------------
Robert Kubbernuss
President and Chief Financial Officer

April 24, 2003