Form 10QSB
period 2003-03-31
GLOBAL PATH INC
filed 2003-05-20
CIK 318245

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

As of May 13, 2002 the Company had 6,150,180 shares of its par value $0.001 common tock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [  ]          No [X]


                                GLOBAL PATH INCORPORATED


                                  Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:
                     March 31, 2002 (Unaudited) and December 31, 2002 (audited)

                  Condensed Consolidated Statements of Losses (Unaudited):
                     Three Months Ended March 31, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows (Unaudited):
                     Three Months Ended March 31, 2002 and 2001

                       Notes to Condensed Consolidated Financial Statements:
                           March 31, 2003

       Item 2.  Management's Discussion and Analysis or Plan of Operations

       Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



Item 1.  Financial Statements


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                          Commission file number 000-09489

Global Path Incorporated
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                             98-0355519
-------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)              (IRS Employer Identification No.)

                              55 Bloor St. West; P. O. 19587
                              Toronto Ontario Canada M4W 3T9
                          (Address of principal executive offices)

                                        (416) 214-0066
-------------------------------------------------------------------------------
                                 (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 6,150,180 shares of its common stock outstanding as of May 19, 2003.



                        Global Path Incorporated
                   Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending March 31, 2003

                            Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                           March 31, 2003 and December 31, 2002

                           Condensed Consolidated Statements of Losses:
                  Three Months Ended March 31, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows:
                           Three Months Ended March 31, 2003 and 2002

               Notes to Unaudited Condensed Consolidated Financial Information:
                           March 31, 2003

         Item 2.  Plan of Operation

         Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                               GLOBAL PATH INCORPORATED
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                (Unaudited)         (Audited)
                                            March 31, 2003    December 31, 2002
ASSETS:
Cash and cash equivalents
                                            $        -                   $98
Security deposits and other assets
                                                 14,748                  15,791
Total current assets
                                                 14,748                  15,889
                                                 14,748                  15,889

Total assets                                     14,748                   15,889

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'
EQUITY:
Cash balance in excess of available funds            26                 -
Accounts payable and accrued liabilities
                                                 143,646            207,397

Due to related parties                                              746,796
Total current liabilities
                                                 143,672            954,193

Commitments and contingencies
                                                 -                  -

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share;
10,000,000 shares authorized; none issued at
March  31, 2003 and December 31, 2002            -                  -
Class A Common stock, par value $ .001 per
share; 100,000,000 shares authorized; 4,400,180                      78
and 278,180 shares issued at March 31, 2003 and
December 31, 2002, respectively                  4,400              2
Class B Common stock, par value $.001 per share;
50,000,000 shares authorized; 2,000,000 and none
issued at March 31, 2003 and December 31, 2002,
respectively.                                    2,000              -
Additional paid-in capital
                                                 6,572,875          4,210,402
Accumulated deficit
                                                 (6,708,199)        (5,148,984)

                                                 (128,924)          (938,304)
Total liabilities and deficiency in
stockholders' equity                             $                   $
                                                 14,748             15,889



See accompanying notes to the unaudited condensed consolidated financial information




                                     GLOBAL PATH INCORPORATED
                           CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                           (Unaudited)

                                                         For the Three Months Ending March 31,
                                                               2003                  2002
Costs and Expenses
Selling, General and Administrative expenses                $     1,559,215        $      636,420

Total Operating Expenses                                     $     1,559,215               636,420


Loss from Operations                                        $    (1,559,215)             (636,420)


Interest Income (Expense)                                                  -               (1,353)

Other Income                                                               -                   356

Income (Taxes) Benefit                                                     -                    -

Net Loss                                                    $    (1,559,215)       $     (637,417)

Loss per common share (basic and assuming dilution)           $       (0.74)        $       (3.09)

Weighted average common shares outstanding                         2,121,341               206,403




See accompanying notes to the unaudited condensed consolidated financial information

                                 GLOBAL PATH INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)

                                                              Three months ended March 31,
                                                                   2003          2002
Cash flows from operating activities:
Net loss                                                       $             $
                                                              (1,559,215)   (637,417)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common stock issued in exchange for services rendered
                                                              1,602,842     595,000
Common stock issued in exchange for debt
                                                              20,000        -
(Increase) decrease in deposits and other assets
                                                              -             40
Increase (decrease) in cash disbursed in excess of available
funds                                                         26            1,316
Increase (decrease) in loan receivable
                                                              -             (150,000)
Increase (decrease) in accounts payable and accrued
liabilities                                                   (63,751)      (36,271)
Net cash used in operating activities
                                                              (98)          (227,332)

Cash flows from investing activities:
                                                              -             -

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs
                                                              -             227,332
Net cash provided by investing activities
                                                              -             227,332

Net increase (decrease) in cash and cash equivalents
                                                              (98)          -
Cash and cash equivalents at the beginning of the period
                                                              98            -
Cash and cash equivalents at the end of the period
                                                              $             $
                                                              -             -

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash
                                                              $             $
                                                              -             -
Taxes paid in cash
                                                              $             $
                                                              -             -
Issuance of common stock in exchange for services              $             $
                                                              1,602,842     595,000
                                                               $
Issuance of common stock in exchange for debt                  766,796       $  -




See accompanying notes to the unaudited condensed consolidated financial information


                          GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                  (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Global Path Incorporated (the "Company"), , was reincorporated under the laws of the State of Delaware in August 2001. The Company is a strategic holding company focused on acquiring, expanding and developing companies in sectors which can create the highest and best opportunities for investors. Planned principal operations have not commenced.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Euro American Business Group, Inc., an inactive company formed under the laws of the State of New York. Significant intercompany transactions and balances have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003.

                           GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2003
                                     (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain  reclassifications  have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

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

NOTE B - CAPITAL STOCK

The Company has authorized 10,000,000 shares if preferred stock, with a par value of $.001 per share. As of March 31, 2003, the
Company has no preferred stock issued and outstanding. The company has authorized 100,000,000 shares of Class A common stock, with a par value of $.001 per share.  As of March 31, 2003 and December  31, 2002, the Company has  4,400,180  and 278,180  shares of Class A
common stock issued and outstanding,  respectively.  The Company has authorized
  50,000,000  shares of Class B common stock, with a par
value of $.001 per share.  As of March 31, 2003,  the Company has  2,000,000 shares of Class B common  stock  issued and  outstanding;
none issued and outstanding as of December 31, 2002

In January 2003, the Company issued an aggregate of 93,500 shares of Class A common stock to consultants for services in the amount of $93,500. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2003,  the Company  issued an aggregate of 10,500 shares of Class A common stock to consultants for services in the amount of $8,400. All valuations of common stock issued were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued
2,000,000 shares of Class B common stock in exchange for $20,000 of previously incurred debt.

                         GLOBAL PATH INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                  (Unaudited)

NOTE B - CAPITAL STOCK (Continued)

In March 2003,  the Company issued an aggregate of 2,122,000  shares of Class A common stock to consultants for services in the amount of $1,513,500. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 2,000,000 shares of Class A common stock in exchange for $746,796 of previously incurred debt.


                           GLOBAL PATH INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003
                                 (UNAUDITED)



NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying  unaudited condensed  consolidated  financial  statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information  and with the  instructions  to Form  10-QSB.
Accordingly,  they do not include all of the  information  and  footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended
 December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


Business and Basis of Presentation

Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company was formed to develop and market various medical devices; currently the Company is a diversified holding company that develops business assets in key verticals with below market valuations and opportunities for expansion. The Company's efforts were unsuccessful and the Company has remained dormant, while seeking new business opportunities.

The consolidated  financial  statements include the accounts of the Company, and its wholly-owned  subsidiary,  Euro American Business
Group, Inc. Significant intercompany transactions have been eliminated in consolidation.



Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

OVERVIEW

The following  discussion  should be read in  conjunction  with the Company's
 Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can", "may", "believe", "designated to", "will",
 "expect",  "plan",  "anticipate",  "estimate",  "potential" or
"continue",  or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements involve risks and uncertainties and actual results could differ materially from those discussed in forward-looking statements. All forward looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligations to update any forward-looking statement or risk factor, unless the Company is required to do so by law.

The Company used the first quarter 2003 fiscal year to adjust its future strategy, based on Management's knowledge of its target segment. Through analysis and interpretation of market conditions, the
 Company identified a specific number of segments as the highest and best opportunity for shareholder appreciation. Planned principal operations have not commenced.

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

Product Research and Development

We do not anticipate incurring material research and development costs during the next twelve months.


Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended March 31, 2003 , we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.




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



LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31,  2003,  the  Company  has no  revenue.  As a result of increased business activity and the pursuit of its initial acquisition, the Company has incurred costs and made deposits. These efforts have resulted in security deposits and other assets of $14,748 and increased operational expenses. The Registrant had a working capital deficit of $128,924 compared to a deficit of $938,304 at December 31, 2002, an increase in working capital of $ 809,380. As a result of the Registrant's operating losses during the three month period ended March 31, 2003, the Registrant generated cash flow deficits of $98 from operating activities.

Pursuant to the Company's Directors and Officers Plan, the Company issued a warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $75.00 per share, to Thomas V. Ackerly as compensation for consulting fees in January 2002. As of the date of this Report, Mr. Ackerly has exercised his warrant to purchase 1,325 shares of the Company's common stock.


On March 31, 2003 the Company fully repaid its loans due Madison Family Trust, which  the  Company's  CEO  and Director,  Mr.
Kubbernus  serves  as a Trustee. As of March 31, 2002, total amount due Madison
 Family Trust was $596,735. The loan was fully repaid with its Class A, restricted common stock on March 31, 2003.

On March 31, 2003 the Company fully repaid its loans due Bankton Financial, which  the  Company's  CEO  and Director,  Mr.
Kubbernus serves as a Director. As of March 31, 2002, total amount due Bankton Financial was $149,550. The loan was fully repaid with a combination of its Class A, restricted common stock on March 31, 2003, and the transfer of the shares of Global Mobility Inc., to Bankton Financial.

On March 31, 2003 the Company fully repaid its loans due Robert Kubbernus,  who is the  Company's  CEO  and Director. As of March 31,
2002, total amount due Robert Kubbernus was $20,000. The loan was fully repaid with its Class B, common stock on March 31, 2003.

During the first quarter of 2003, the Company issued an additional 2,122,000
 Common shares to satisfy Consultants' liabilities.

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

By adjusting its operations and development to the level of capitalization , management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.


The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.


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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed , summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no  significant  changes in internal  controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  NONE


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2003, the Company issued an aggregate of 2,122,000 shares of Class A common stock to consultants for services in the amount of $1,513,500.
On March 31, 2003 the Company fully repaid its loans due Madison Family Trust, which  the  Company's  CEO  and Director,  Mr.
Kubbernus  serves  as a Trustee. As of March 31, 2002, total amount due Madison
 Family Trust was $596,735. The loan was fully repaid with its Class A, restricted common stock on March 31, 2003.

On March 31, 2003 the Company fully repaid its loans due Bankton Financial, which the Company's CEO and Director, Mr.
Kubbernus  serves  as a Director. As of March 31, 2002, total amount due
 Bankton Financial was $149,550. The loan was fully repaid with a combination of its Class A, restricted common stock on March 31, 2003, and the transfer of the shares of Global Mobility Inc., to Bankton Financial.

On March 31, 2003 the Company fully repaid its loans due Robert Kubbernus, who is the Company's CEO and Director. As of March 31,
2002, total amount due Robert Kubbernus was $20,000. The loan was fully repaid with its Class B, common stock on March 31, 2003.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  99.1 Certification pursuant to 18 U.S.C. Section1350 as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002 -Chief Executive  Officer (filed herewith).

                  99.2 Certification pursuant to 18 U.S.C. Section1350 as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002 -Chief Financial Officer (filed herewith).

         (b) Reports on Form 8-K filed during the three months ended March 31, 2003

                  NONE



                                                              SIGNATURES

In  accordance  with the  requirements  of the  Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 19, 2003.                                 Global Path, Incorporated

                                                     /s/ Robert J. Kubbernus

                                                     Chief Executive Officer

                                                     /s/ Robert J. Kubbernus

                                                     Chief Financial Officer


                                                             CERTIFICATION

I, Robert J. Kubbernus, Chief Executive Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Path, Incorporated ;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 19, 2003

                                                /s/Robert J. Kubbernus
                                                Title: Chief Executive Officer



CERTIFICATION

I, Robert J. Kubbernus, Chief  Financial  Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Path, Incorporated ;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated  subsidiaries,  is made  known to us by others  within  those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 19, 2003


                                                /s/Robert J. Kubbernus
                                                Title: Chief Financial Officer

                                  EXHIBIT 99.1
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Path, Incorporated  (the
 "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Kubbernus, Chief Executive
Officer and Chairman, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                      /s/ Robert J. Kubbernus

                                      Chief Executive Officer and President
May 19, 2003






EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Path, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, _________________, Chief Financial
Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                     /s/ _____________

                                                     Chief Financial Officer
May 19, 2003