Form 10QSB/A
period 2003-03-31
GLOBAL PATH INC
filed 2003-05-21
CIK 318245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A
                                (Amendment No. 1)


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

                          55 Bloor St. West; P. O. 19587
                         Toronto Ontario Canada M4W 3T9
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         Item 6.  Exhibits and Reports on Form 8-K



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                               GLOBAL PATH INCORPORATED
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)           (Audited)
                                             March 31, 2003    December 31, 2002
ASSETS:
Cash and cash equivalents
                                                 $                           $
                                                 -                          98
Security deposits and other assets
                                                 14,748                   15,791
                                                 -------                  ------
Total current assets
                                                 $                           $
                                                 14,748                   15,889

Total assets
                                                 =
                                                 $                   $
                                                 14,748             15,889
                                                 =======            ======

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'
EQUITY:
Cash balance in excess of available funds
                                                 $                  $
                                                 26                 -
Accounts payable and accrued liabilities
                                                 143,646            207,397
                                                  ______________
                                                  ---------------
Due to related parties                                              746,796
                                                 -                  -------
Total current liabilities
                                                 143,672            954,193

Commitments and contingencies
                                                 -                  -

Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share;
10,000,000 shares authorized; none issued at
March  31, 2003 and December 31, 2002            -                  -
Class A Common stock, par value $ .001 per
share; 100,000,000 shares authorized; 4,400,180                      78
and 278,180 shares issued at March 31, 2003 and
December 31, 2002, respectively                  4,400              2
Class B Common stock, par value $.001 per share;
50,000,000 shares authorized; 2,000,000 and none
issued at March 31, 2003 and December 31, 2002,
respectively.                                    2,000              -
Additional paid-in capital
                                                 6,572,875          4,210,402
Accumulated deficit
                                                 --------------
                                                 (6,708,199)        (5,148,984)

                                                 (128,924)          (938,304)
                                                 ---------          ---------
Total liabilities and deficiency in
                                                 =
stockholders' equity                             $                   $
                                                 =====================
                                                 14,748             15,889
                                                 =======            ======



               See accompanying notes to the unaudited condensed
                     consolidated financial information




                                     GLOBAL PATH INCORPORATED
                           CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                           (Unaudited)

                                                         For the Three Months Ending March 31,
                                                               2003                  2002
                                                               ----                  ----
Costs and Expenses
Selling, General and Administrative expenses                $     1,559,215        $      636,420
                                                      -     -----------------      --------------

Total Operating Expenses                                     $     1,559,215               636,420


Loss from Operations                                        $    (1,559,215)             (636,420)


Interest Income (Expense)                                                  -               (1,353)

Other Income                                                               -                   356

Income (Taxes) Benefit                                                                          -
                                                      -                    -                    -

Net Loss                                                    $    (1,559,215)       $     (637,417)
                                                      =     =================      ===============

Loss per common share (basic and assuming dilution)           $       (0.74)        $       (3.09)
                                                      =       ===============       ==============

Weighted average common shares outstanding                         2,121,341               206,403




See accompanying notes to the unaudited condensed consolidated financial information




                                 GLOBAL PATH INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)

                                                              Three months ended March 31,
                                                                   2003          2002
                                                                   ----          ----
Cash flows from operating activities:
Net loss                                                       $             $
                                                              (1,559,215)   (637,417)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common stock issued in exchange for services rendered
                                                              1,602,842     595,000
Common stock issued in exchange for debt
                                    20,000 -
(Increase) decrease in deposits and other assets
                                                              -             40
Increase (decrease) in cash disbursed in excess of available
funds                                                         26            1,316
Increase (decrease) in loan receivable
                                                              -             (150,000)
Increase (decrease) in accounts payable and accrued
                                                              ------------
liabilities                                                   (63,751)      (36,271)
                                                              --------      --------
Net cash used in operating activities
                                                              (98)          (227,332)

Cash flows from investing activities:
                                                              -             -

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs
                                                              -             227,332
                                                              ----          -------
Net cash provided by investing activities
                                                              -             227,332

Net increase (decrease) in cash and cash equivalents
                                                              (98)          -
Cash and cash equivalents at the beginning of the period
                                                              98            -
                                                              ---           -
Cash and cash equivalents at the end of the period
                                                              =
                                                              $             $
                                                              ===============
                                                              -             -
                                                              =             =

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

Business and Basis of Presentation

Global Path Incorporated (the "Company"), was reincorporated under the laws of the State of Delaware in August 2001. The Company is a strategic holding company focused on acquiring, expanding and developing companies in sectors which can create the highest and best opportunities for investors. Planned principal operations have not commenced.

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


                            GLOBAL PATH INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE B - CAPITAL STOCK (Continued)

In March 2003, the Company issued an aggregate of 2,018,000 shares of Class A common stock to consultants for services in the amount of $1,513,500. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued 2,000,000 shares of Class A common stock in exchange for $746,796 of previously incurred debt.


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

On March 31, 2003 the Company fully repaid its loans due Madison Family Trust, which the Company's CEO and Director, Mr. Kubbernus serves as a Trustee. As of March 31, 2002, total amount due Madison Family Trust was $597,246. The loan was fully repaid with its Class A, restricted common stock on March 31, 2003.

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

During the first quarter of 2003, the Company issued an additional 2,122,000 Common shares to Company consultants in exchange for services rendered.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  NONE


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2003, the Company issued an aggregate of 2,122,000 shares of Class A common stock to consultants for services in the amount of $1,513,500. On March 31, 2003 the Company fully repaid its loans due Madison Family Trust, which the Company's CEO and Director, Mr. Kubbernus serves as a Trustee. As of March 31, 2002, total amount due Madison Family Trust was $597,246. The loan was fully repaid with its Class A, restricted common stock on March 31, 2003.

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

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  99.1 Certification of Robert Kubbernuss pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date:  May 19, 2003.                                 Global Path, Incorporated

                                                     /s/ Robert  Kubbernus
                                                     Robert  Kubbernus
                                                     President, Chief Executive
                                            Officer and Chief Financial Officer


                                  CERTIFICATION

I, Robert Kubbernus, President, Chief Executive Officedr and Chief Financial Officer, and, certify that:

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

Date: May 19, 2003

                                                     /s/___________________
                                                     Robert  Kubbernus
                                                     President and, Chief
                                   Executive Officer and Chief Financial Officer



                                                     EXHIBIT 99.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Path, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Kubbernus, President, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                               /s/ Robert Kubbernus
                                Robert Kubbernus
                                President, Chief Executive Officer and Chief
                                Financial Officer
May 19, 2003