Form 10QSB
period 2003-06-30
SWISS MEDICA INC
filed 2003-08-20
CIK 318245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-9489


                               SWISS MEDICA, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                        98-0355519
 (State or other jurisdiction of            (I.R.S. Employer
  Incorporation or organization)           Identification No.)


                          53 Yonge Street, Third Floor
                             Toronto, Canada M5E 1J3

                    (Address of principal executive offices)

                                  416-868-0202
               (Registrant's telephone number including area code)

                                Global Path Inc.
          5th Floor, 2 Toronto Street, Toronto, Ontario, Canada M5C 2B6
                          (Former name, former address
              and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2003 the issuer had 21,352,425 shares of Common Stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [  ] No [X]

                           FORWARD-LOOKING STATEMENTS

         This report by Swiss Medica, Inc. (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

o the loss of the services of any member of our management team and, in particular, the loss of the services of Raghu Kilambi, our Chairman and Chief Executive Officer, and Grant Johnson, our President and Chief Operating Officer;

o our ability to continue to find and acquire bioscience products with demonstrated competitive advantages;

o whether or not our products are able to compete successfully with bioscience products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products;

o    our ability to successfully market the products we acquire;

o the implementation of any government regulation that could make it more difficult or more costly to bring our products to market;

o    our ability to obtain financing as and when we need it; and

other factors, all of which are difficult to predict and many of which are beyond our control.

      You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                               SWISS MEDICA, INC.
                           (Formerly Global Path Inc.)

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet:                                     1
                           June 30, 2003

                  Condensed Statements of Losses:                              2
                           Three Months Ended June 30, 2003 and 2002
                  Six Months Ended June 30, 2003 and 2002

                           Condensed Statements of Cash Flows:                 3
                           Six Months Ended June 30, 2003 and 2002

                       Notes to Condensed Financial Statements:                4
                  June 30, 2003

       Item 2.  Plan of Operation                                              7

       Item 3.  Controls and Procedures                                        7


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                            9

         Item 2.  Changes in Securities                                        9

         Item 3.  Defaults Upon Senior Securities                              9

         Item 4.  Submission of Matters to a Vote of Security Holders          9

         Item 5.  Other Information                                           10

         Item 6.  Exhibits and Reports on Form 8-K                            10

Item 1.  Financial Statements
                                        SWISS MEDICA, INC.
                                   (FORMERLY GLOBAL PATH, INC.)
                                      CONDENSED BALANCE SHEET
                                            (Unaudited)
                                                                                     June 30, 2003
                                                                                   ------------------

 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                                          $       108,497
Loan Receivable                                                                              30,000


 Total current assets                                                                       138,497

 PROPERTY AND EQUIPMENT (Note B):

 Furniture and equipment, at cost                                                            48,751

 Less: accumulated depreciation                                                             (5,456)
                                                                                   ------------------

                                                                                             43,295

 OTHER ASSETS (Note B):

 Patents                                                                                    563,250

 Trademarks                                                                                  45,000

 Royalty and licenses                                                                         7,500

 Copyrights                                                                                   1,500

 Customer lists                                                                              30,000

 Non-compete agreements                                                                     112,500
                                                                                   ------------------

                                                                                            759,750

 Less: accumulated amortization                                                             (23,213)
                                                                                   ------------------

                                                                                            736,537

                                                                                   $        918,329
                                                                                    =================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                              $       146,341

 Other advances                                                                              12,500
                                                                                   ------------------

 Total current liabilities                                                                  158,841


 COMMITMENTS AND CONTINGENCIES                                                                    -

 STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001 per share; 10,000,000 shares
authorized; none issued at June 30, 2003                                                          -
 Class A Common stock, par value $.001 per share; 100,000,000 shares
authorized; 20,331,425 shares issued and outstanding at June 30, 2003                        21,332
 Class B Common stock, par value $.001 per share; 50,000,000 shares
authorized; 2,000,000 shares issued and outstanding at June 30, 2003                          2,000

 Additional paid-in-capital                                                              15,871,483

Accumulated deficit                                                                    (15,135,327)
                                                                                   ------------------

 Total stockholders' equity                                                                759,488
                                                                                   ------------------
                                                                                   $       918,329
                                                                                   ==================

  See accompanying footnotes to the unaudited condensed financial information




                                               SWISS MEDICA, INC.
                                          (FORMERLY GLOBAL PATH, INC.)
                                         CONDENSED STATEMENTS OF LOSSES
                                                  (Unaudited)

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                       2003           2002            2003             2002
                                                       ----           ----            ----             ----

Costs and Expenses:
Research and Development                            $  3,724,125       $      -     $  3,724,125        $      -

Selling, General and Administrative                    4,674,334        495,895        6,233,549       1,132,315

Amortization and Depreciation                             28,669              -           28,669               -
                                                   --------------- ---------------- ----------------- ------------
Total Operating Expense                                8,427,128        495,895        9,986,343       1,132,315


Loss from Operations                                  (8,427,128)      (495,895)      (9,986,343)     (1,132,315)


Other Income                                                   -          3,203                -           3,559

Interest (Expense)                                             -         (7,790)               -          (9,143)

Provision for Income Tax                                       -              -                -               -
                                                   --------------- ---------------- ----------------- ------------

Net Loss                                           $  (8,427,128)   $  (500,482)    $ (9,986,343)   $ (1,137,899)

Loss per common share (basic and assuming
dilution)                                                 ($0.65)        ($0.02)          ($1.15)         ($0.05)

Weighted average common shares outstanding            12,865,803     21,935,872        8,669,928      21,290,221



                              See accompanying footnotes to the unaudited condensed financial information



                                            SWISS MEDICA, INC.
                                       (FORMERLY GLOBAL PATH, INC.)
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                      For the six months ended June 30,
                                                                           2003                2002
                                                                           ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                              $   (9,986,343)      $  (1,137,899)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities:

Common stock issued in exchange for services rendered                        6,108,993             776,686

Common stock issued in exchange for expenses paid by shareholders               23,731                   -
Common stock issued in exchange for acquired  research and
development costs                                                            3,724,125                   -

Depreciation and amortization                                                   28,669                   -
Changes in assets and liabilities:                                                                       -

Prepaid expenses and deposits                                                   15,791                  40

Cash disbursed in excess of available fund                                           -              (4,914)

Accounts payable and accrued expenses                                         (61,056)              62,017
                                                                      ---------------------  ----------------

NET CASH (USED IN) OPERATING ACTIVITIES                                      (146,090)            (304,070)

CASH FLOWS FROM INVESTING ACTIVITIES:

Issuance of loan receivable                                                   (30,000)            (200,000)
                                                                      ---------------------  ----------------


NET CASH (USED IN) INVESTING ACTIVITIES                                       (30,000)            (200,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Other advances                                                                  12,500                   -

Proceeds from sale of common stock, net of costs                               253,031                   -

Proceeds from (repayments to) related parties advances, net                     18,958             521,522
                                                                      ---------------------  ----------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                      284,489             521,522


NET INCREASE IN CASH AND EQUIVALENTS                                           108,399              17,452

Cash and cash equivalents at the beginning of the period                            98                   -
                                                                      ---------------------  ----------------


Cash and cash equivalents at the end of the period                             108,497              17,452

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                  $          -         $         -
Income taxes paid                                                         $          -         $         -
Common stock issued for services                                          $  6,108,993         $   776,686
Common stock issued in exchange for debt                                  $    766,796         $         -
Common stock issued in exchange for research and development costs        $  3,724,125         $         -
Common stock issued in exchange for expenses paid by shareholders         $     23,731         $         -
Common stock issued in exchange for office equipment                      $     48,751         $         -
Common stock issued in exchange for intangible assets                     $    759,750         $         -


  See accompanying footnotes to the unaudited condensed financial information


                                 SWISS MEDICA, INC.
                       (FORMERLY GLOBAL PATH INCORPORATED)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is currently a Bioscience distribution Company.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended June 30, 2003. The Company has no stock based awards of compensation issued and outstanding as of June 30, 2003.

                              SWISS MEDICA, INC.
                       (FORMERLY GLOBAL PATH INCORPORATED)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B- ACQUISITIONS

On May 20, 2003 the Company acquired nine patented bioscience products and related intangible assets from General Cosmetics Corporation.

In consideration for the acquisition of the intangible assets, the Company issued a total of 6,750,000 shares of restricted common stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. In accordance with Accounting Principles Board No. 29, Accounting for Non Monetary Transactions, the cost of the intangible assets acquired is the fair value of the Company's common stock issued of $4,532,625.

The cost to acquire the intangible assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations are finalized.

In connection with the acquisition of the intangible assets, the Company acquired $3,724,125 of research and development assets which were written off during the period ended June 30, 2003 and are included in the accompanying state of losses as research and development expenditures.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

                               SWISS MEDICA, INC.
                       (FORMERLY GLOBAL PATH INCORPORATED)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B- ACQUISITIONS (Continued)

The intangible assets acquired are:

                                      Gross                                                Weighted Average
                                    Carrying     Accumulated                  Residual       Amortization
                                     Amount     Amortization       Net         Value        Period (Years)
                                     ------     ------------       ---         -----        --------------

Amortizable Intangible Assets:
Patents                               $563,250      $(14,081)     $549,169        $    -                 5.0
Customer Mailing Lists                  30,000          (750)       29,250             -                 5.0
Trademarks                              45,000        (1,125)       43,875             -                 5.0
Non-compete agreements                 112,500        (7,031)      105,469             -                 2.0
Other                                                                8,774                               5.0
                                   -----------  ------------     ---------  ---------------              ---
                                         9,000          (226)                          -
                                   -----------  ------------     ---------  ---------------              ---

Total                                $ 759,750      $(23,213)    $ 736,537        $    -                 4.6
                                     =========      =========    =========        ======                 ===

Total amortization expense charged to operations for the six months ended June
30, 2003 was $23,213.

Estimated amortization expense for the years ended December 31:

       2003                             $ 116,042
       2004                               185,700
       2005                               150,544
       2006                               129,450
       2007                               129,450
       2008                                48,564
                                        ----------
       Total                            $ 759,750
                                        =========





PART 1 - ITEM 2 PLAN OF OPERATION

      The following discussion and analysis is qualified by, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

         Prior to May 16, 2003 we were a holding company focused on acquiring, expanding and developing companies and we had no operations.

         As of May 16, 2003 we began to implement a new business plan pursuant to which we will market and distribute bioscience and herbal health products. Bioscience products are natural compounds that have health promoting, disease preventing or medicinal properties. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, high-tech, disease-treatment approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience and herbal health products because natural products are considered to be effective against many ailments and are more accessible than prescription medications. The global market for herbal markets is currently estimated to be $62 billion and the World Health Organization has estimated that the global market for herbal products will be worth $5 trillion dollars by the year 2050.

      On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our restricted Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included nine patented bioscience products that have been developed for pain management, pain relief and other ailments. All of these products comply with FDA regulations and can be sold in the United States. We are introducing these products to the market over time. We are currently marketing the strongest of the pain relief formulations. We have not yet determined when the remaining products will be introduced.

      In June 2003 we entered into a transaction with Doctor's Natural Solutions Inc., based in Clearwater, Florida, for the purpose of acquiring Ayala, a bioscience product that may have the potential to be used to assist in weight loss. As part of this transaction, we provided a secured loan of $30,000 to Doctor's Natural Solutions Inc. to continue clinical testing of Ayala. This loan is due to be repaid to us in September 2003. Due to the emergence of issues that were not contemplated in our original negotiations, we have decided that it is not in our best interests to continue with this transaction.

         We will continue to look for quality bioscience and herbal health products to add to those we already offer. We plan to sell our products by direct sales, using infomercials, over the Internet and through retail outlets, such as pharmacies.

         We currently have 7 individuals who render services to us for our day-to-day operations.

         We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months, with the exception of the possible acquisition of additional bioscience or herbal health products.

         Thus far, we have funded our operations through sales of our Common Stock. In order to support our operations through the next six months, we intend to raise a total of approximately $500,000 through sales of our Common Stock. To date, we have raised $350,000 of this amount. If sales of our products will not support our operations by the end of this period, we will attempt to raise capital through additional sales of our securities, or through loans. We cannot assure you that we will be successful in obtaining additional financing when we need it. If we cannot secure adequate financing when and as we need it, we may be required to cease operations.

     As of June 30, 2003 we had no revenue. As a result of increased business activity and the pursuit of our initial acquisition, we incurred costs. This has resulted in increased operational expenses. We had a working capital deficit of $20,344 as of June 30, 2003. As a result of our operating losses during the six month period ended June 30, 2003, we generated cash flow deficits of $ 146,090 from operating activities.

     In May 2003 we acquired nine patented bioscience products and related intangible assets from General Cosmetics Corporation.

     In consideration for the acquisition of these intangible assets, we issued a total of 6,750,000 shares of restricted Common Stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. In accordance with Accounting Principles Board No. 29, Accounting for Non Monetary Transactions, the cost of the intangible assets acquired is the fair value of the Company's common stock issued of $4,532,625.

     The cost to acquire the intangible assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized.

     In connection with the acquisition of the intangible assets, we acquired $3,724,125 of research and development assets which were written off during the period ended June 30, 2003 and are included in the accompanying statement of losses as research and development expenditures.

     We adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby we periodically test our intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

     Our failure to secure requisite financing when needed and on favorable terms in the future may have a material adverse effect on our results of operations. We have borrowed funds from principal shareholders to satisfy certain obligations.

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

     By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

     The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.


         During the period ended June 30, 2003 we earned no revenues from our operations. Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2002, that we have incurred operating losses in the last two years and that we are dependent on management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.


PART 1 - ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (who is also the Company's Chief Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II

          ITEM 1.   LEGAL PROCEEDINGS

          In June 2003 we were served with a Statement of Claim filed in the Ontario Superior Court of Justice, court file number 03-CV-250052CM titled GLEISS LUTZ HOOTZ HIRSCH PARTNERSCHAFTSGESELLSCHAFT VON RECHTSANWALTEN, STEUERBERATERN VS. GLOBAL PATH INCORPORATED. The plaintiff, a law firm, alleges that we retained its services in March 2002 and failed to pay for the services that were rendered. The plaintiff is seeking Canadian currency sufficient to purchase 24,496.41 euro (approximately US $27,000), pre-judgment and post-judgment interest and costs. We filed a Statement of Defense in July 2003.

          ITEM 2.  CHANGES IN SECURITIES

          On March 31, 2003 we entered into an Agreement of Purchase and Sale with General Cosmetics Corporation whereby we agreed to issue shares of our restricted common stock in exchange for certain assets belonging to General Cosmetics Corporation. This transaction closed on May 16, 2003 and we have issued to General Cosmetics Corporation, 6,750,000 shares of our common stock, subject to adjustment pursuant to the terms of the March 31, 2003 Agreement of Purchase and Sale. The transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2003 we agreed to issue 1,012,124 shares of our restricted Common Stock to five investors in exchange for a total investment of $253,031 or $0.25 per share. The transaction was exempt from registration pursuant to Regulation S of the Securities Act of 1933, inasmuch as the offer and sales occurred outside of the United States.

During the quarter ended June 30, 2003 we issued 5,550,001 shares of our restricted Common Stock to various individuals and corporations in exchange for management services, consulting services and services rendered by members of our Board of Directors. The total value of the services we received was $2,204,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 20, 2003 a majority of our shareholders and our Board of Directors approved an amendment to our Certificate of Incorporation to change our name from Global Path Inc. to Swiss Medica, Inc. The vote was taken by written consent.

ITEM 5.  OTHER INFORMATION

          Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     2.1 Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

     2.2 Agreement for Purchase and Sale of Stock between Bodet Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

     2.3 Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001 (2)

     3.1  Articles of Incorporation, as amended (3)

     3.2  Bylaws (3)

     10.1 Agreement of Purchase and Sale among Global Path Incorporated, Swiss Medica, Inc. (Purchaser), General Cosmetics Corporation (Selling Corporation) and the Founding Shareholder of Selling Corporation dated March 31, 2003 (4)

     31.  Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

     32. Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

          (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

          (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

          (3)  Previously filed.

          (4)  Filed herewith.

(b) Reports on Form 8-K

         On May 19,  2003  the  registrant  filed a form  8-K  stating  that the
         agreement  it  had  entered  into  on  September   24,  2002  with  the
         shareholders of ipsh!net, Inc. was terminated.

         On May 19, 2003 the registrant filed a form 8-K stating that the letter of intent it had entered into on December 11, 2002 with Range Engineering Limited was terminated.

         On July 3, 2003 the registrant filed a form 8-K stating that Robert J. Kubbernus had resigned as a member of the Board of Directors and as an officer. The 8-K also stated that (i) on May 21, 2003 Reghu Kilambi and Grant Johnson were appointed as new directors and officers; (ii) on May 21, 2003, Karen Wylie was appointed Corporate Secretary, and (iii) on July 1, 2003, Greg Nuttall was appointed a director and officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SWISS MEDICA, INC.



                                  By:  RAGHU KILAMBI
                                       -----------------------------------------
Date:  August 19, 2003                   Raghu Kilambi, Chief Executive Officer
                                         and Chief Financial Officer