Form 10QSB
period 2003-09-30
SWISS MEDICA INC
filed 2003-11-17
CIK 318245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2003 the issuer had 24,109,843 shares of Common Stock, par value $0.001, issued and outstanding.

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


                               SWISS MEDICA, INC.
                           (Formerly Global Path Inc.)

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Condensed Balance Sheet:                                       1
                  September 30, 2003

               Condensed Statements of Losses:                                2
              Three Months Ended September 30, 2003 and 2002 Nine Months
              Ended September 30, 2003 and 2002

               Condensed Statements of CashFlows:                             3
                 Nine Months Ended September 30, 2003 and 2002

              Notes to Condensed Financial Statements:                        4
               September 30, 2003

       Item 2.  Plan of Operation                                             7

       Item 3.  Controls and Procedures                                       7


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings                                             9

       Item 2.  Changes in Securities                                         9

       Item 3.  Defaults Upon Senior Securities                               9

       Item 4.  Submission of Matters to a Vote of Security Holders           9

       Item 5.  Other Information                                            10

       Item 6.  Exhibits and Reports on Form 8-K                             10

Item 1.  Financial Statements

                               SWISS MEDICA, INC.
                          (FORMERLY GLOBAL PATH, INC.)
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                   September 30, 2003  September 30, 2002
                                                   ------------------  ------------------
ASSETS

             Current Assets

Cash and cash equivalents                             $     59,279        $      1,749
Accounts Receivable                                   $      2,493        $         --
Inventory                                             $      8,110        $         --
Loan Receivable                                       $     30,000        $         --
Total Current Assets                                  $     99,882        $      1,749

             Other Assets

Security Deposits and Other Assets                    $     23,664        $     23,245
Property and Equipment (Note B):
Furniture and Equipment, at cost                      $     48,751        $         --
Less: Accumulated Depreciation                        $     (5,456)       $         --
                                                      ------------        ------------
                                                      $     43,295        $         --

Other Assets (Note B):
Royalty and Licences                                         7,500        $         --
Trade Marks                                                 45,000        $         --
Patents                                                    563,250        $         --
Copyrights                                                   1,500        $         --
Customer Lists                                              30,000        $         --
Non Compete                                                112,500        $         --
                                                      ------------        ------------
                                                      $    759,750        $         --
Less: Accumulated Depreciation                        $   (69,638)        $         --
                                                      ------------        ------------
                                                      $    690,112        $         --
                                                      $    856,953        $     24,994

LIABILITIES ANDSTOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses                 $    123,656        $    178,322
Due to shareholders                                   $         --        $    674,719
Other Advances                                        $    108,000        $         --

            Total Current Liabilities                 $    231,656        $    853,041

Commitments and Contingencies                         $         --        $         --

            STOCKHOLDER'S EQUITY

Preferred stock, par value $.001 per share;
  10,000,000 shares authorized; none issued
  at September 30, 2003                               $         --

Class A Common stock, par value $.001 per share;
  100,000,000 shares authorized; 22,844,649 shares
  issued and outstanding at September 30, 2003        $     22,845        $     23,126

Class B Common stock, par value $.001 per share;
  50,000,000 shares  authorized; 2,000,000 shares
  issued and outstanding at September 30, 2003        $      2,000        $         --

Additional paid-in-capital                            $ 16,190,227        $  3,951,421

Accumulated deficit                                   $(15,589,775)       $ (4,802,594)
                                                      ------------        ------------
Total stockholders' equity                            $    625,297        $   (828,047)
                                                      ------------        ------------
                                                      $    856,953        $     24,994

                                                             3 months ended                 9 months ended
                                                              September 30                   September 30
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenues from operations:                             $      2,788    $         --    $      2,788    $         --

Total Revenues:                                       $      2,788    $         --    $      2,788    $         --

Costs of Sales:
Total Cost of Sales                                   $      2,191    $         --    $      2,191    $         --

Gross Profit:                                         $        597    $         --    $        597    $         --
                                                      ------------    ------------    ------------    ------------
Costs and Expenses:
Research and Development - Stock Based                $         --    $         --    $  3,724,125    $         --
Selling, General and Administrative                   $    148,217    $    225,079    $    272,773    $  1,357,394
Selling, General and Admin.- Stock Based              $    252,156    $         --    $  6,361,149    $         --
Amortization and Depreciation                         $     46,425    $         --    $     75,094    $         --
Interest                                                              $     13,737                    $     22,880
                                                      ------------    ------------    ------------    ------------
Total Operating Expenses                              $    446,798    $    238,816    $ 10,433,141    $  1,380,274

Loss From Operations:                                 ($   446,201)   ($   238,816)   ($10,432,544)   ($ 1,380,274)

Other Income                                          $         --    $      3,432    $         --    $      6,991
Interest (Expense)                                    $         --    $         --    $         --    $         --
Provision for Income Tax:                             $         --    $         --    $         --    $         --
                                                      ------------    ------------    ------------    ------------

Net Loss                                              ($   446,201)   ($   235,384)   ($10,432,544)   ($ 1,373,283)
Loss Per Common Share (Basic and Assuming Dilution)   ($      0.02)   ($      0.01)   ($      0.45)   ($      0.06)
Weighted Average Common Shares Outstanding              22,088,037      22,517,585      11,561,414      21,699,976

                                                                    For the nine months   For the nine months
                                                                    ended September 30    ended September 30
                                                                           2003                  2002
                                                                           ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                             $(10,432,544)         $ (1,373,283)
operations to cash used for operating activities:
Common stock issued in exchange for services rendered                  $  6,361,149          $    853,386
Common stock issued in exchange for expenses paid by shareholders      $     23,731
Common stock issued in exchange for acquired  research and
development costs                                                      $  3,724,125
Depreciation and amortization                                          $     75,094
Changes in assets and liabilities:
Accounts Receivable                                                    $     (2,493)
Inventory                                                              $     (8,110)
Prepaid expenses and deposits                                          $     (7,873)         $       (290)
Cash disbursed in excess of available fund                             $     (4,914)
Increase (decrease) in accounts payable and accrued expenses           $    (83,741)         $     (6,067)

NET CASH (USED IN) OPERATING ACTIVITIES                                $   (350,662)         $   (531,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loan receivable                                            $    (30,000)

NET CASH (USED IN) INVESTING ACTIVITIES                                $    (30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other advances                                                         $    120,500
Proceeds from (repayments to) Other advances                           $    (12,500)
Proceeds from sale of common stock, net of costs                       $    321,131
Unrealized loss on Exchange Revaluation                                $     (8,246)
Proceeds from (repayments to) related parties advances, net            $     18,958          $    532,917

NET CASH PROVIDED BY FINANCING ACTIVITIES                              $    439,843          $    551,522

NET INCREASE IN CASH AND EQUIVALENTS                                   $     59,181          $      1,749
Cash and cash equivalents at the beginning of the period               $         98          $         --
Cash and cash equivalents at the end of the period                     $     59,279          $      1,749
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest
Income taxes paid
Common stock issued for services                                       $  6,361,149          $    853,386
Common stock issued in exchange for debt                               $    766,796
Common stock issued in exchange for research and development costs     $  3,724,125
Common stock issued in exchange for expenses paid by shareholders      $     23,731
Common stock issued in exchange for office equipment                   $     48,751
Common stock issued in exchange for intangible assets                  $    759,750

See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                      (FORMERLY GLOBAL PATH INCORPORATED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Swiss Medica,Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is currently a bioscience distribution Company.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended September 30, 2003. The Company has no stock based awards of compensation issued and outstanding as of September 30, 2003.

                               SWISS MEDICA, INC.
                      (FORMERLY GLOBAL PATH INCORPORATED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

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

NOTE B - ACQUISITIONS

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

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

                               SWISS MEDICA, INC.
                      (FORMERLY GLOBAL PATH INCORPORATED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)


NOTE B - ACQUISITIONS (Continued)

The intangible assets acquired are:

                                     Gross                                           Weighted Average
                                   Carrying    Accumulated                Residual     Amortization
                                    Amount    Amortization      Net        Value      Period (Years)
                                   --------    --------      --------     ------     ----------------
Amortizable Intangible Assets:
Patents                            $563,250     $(42,244)     $521,006     $   --          5.0
Customer Mailing Lists               30,000       (2,250)       27,750         --          5.0
Trademarks                           45,000       (3,375)       41,625         --          5.0
Non-compete agreements              112,500      (21,094)       91,406         --          2.0
Other                                 9,000         (675)        8,325         --          5.0
                                   --------     ---------     --------     ------
 Total                             $759,750     $(69,638)     $690,112         --          4.6
                                   --------     ---------     --------     ------

Total amortization expense charged to operations for the nine months ended September 30, 2003 was $69,638.

Estimated amortization expense for the years ended December 31:

       2003                             $ 116,042
       2004                               185,700
       2005                               150,544
       2006                               129,450
       2007                               129,450
       2008                                48,564
                                        ---------
       Total                            $ 759,750
                                        =========

PART 1 - ITEM 2 PLAN OF OPERATION

The following discussion and analysis is qualified by, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Prior to May 16, 2003 we were a holding company focused on acquiring, expanding and developing technology companies and we had no operations.

As of May 16, 2003 we began to implement a new business plan pursuant to which we will market and distribute bioscience health products. We retained a new management team to implement this new business plan. Bioscience products are natural compounds that have health promoting, disease preventing or medicinal properties. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience health products because natural products are considered to be effective against many ailments and are more accessible than prescription medications. The global market for herbal products is currently estimated to be $62 billion and the World Health Organization has estimated that the global market for herbal products will be worth $5 trillion dollars by the year 2050.

On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our restricted Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included nine patented essential oil bioscience products that have been developed for pain relief, cold sores, menstrual cramps and other ailments. All of these products comply with FDA regulations and can be sold in the United States. We are introducing these products to the market over time. We are currently commencing to market and sell the pain relief formulation called 024 Pain Relief. We have not yet determined when the remaining products will be introduced. The worldwide pain management market is estimated to be $30 billion in 2003. The combined worldwide over-the-counter and prescription market for pain relief products is estimated to be $15 billion in 2003

In June 2003 we entered into a transaction with Doctor's Natural Solutions Inc., based in Clearwater, Florida, for the purpose of acquiring Ayala, a bioscience product that may have the potential to be used to assist in weight loss. As part of this transaction, we provided a secured loan of $30,000 to Doctor's Natural Solutions Inc. to continue clinical testing of Ayala. This loan was due to be repaid in September 2003. Due to the emergence of issues that were not contemplated in our original negotiations, we have decided that it is not in our best interests to continue with this transaction. We will be pursuing all options to collect the $30,000 secured loan.

We will continue to look for quality bioscience and herbal health products to add to those we already offer. We plan to sell our products through retail outlets, via infomercials, via the internet, through direct sales and via multi-level marketing.

We currently have 8 individuals who render services to us for our day-to-day operations.

We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months, with the exception of the possible acquisition of additional bioscience or herbal health products and their related infrastructure.

Thus far, we have funded our operations through sales of our Common Stock and shareholder loans. In order to support our operations and working capital requirements through the end of 2003, we intend to raise a total of approximately $750,000 through sales of our Common Stock and through shareholder loans. To date, we have raised $500,000 of this amount, including $108,000 from shareholder loans. If sales of our products will not support our operations by the end of this period, we will attempt to raise capital through additional sales of our securities, or through loans. We cannot assure you that we will be successful in obtaining additional financing should it be required. If we cannot secure adequate financing when and as needed, we may be required to cease operations.

Through September 30, 2003 we had minimal revenue of $2,788 via sales of 024 Pain Relief over the internet, in retail stores and via direct sales. We expect our sales to increase significantly in 2004 as we penetrate more retail establishments and launch other channels including infomercials and internet partnerships. As a result of increased business activity and the pursuit of our initial acquisition, we incurred costs which have resulted in increased operational expenses. We had a working capital deficit of $131,774 as of September 30, 2003 and as a result of our operating losses during the nine month period ended September 30 2003, we generated cash flow deficits of $350,662 from operating activities.

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

By adjusting our operations and development to the level of capitalization, we believe that we have sufficient capital resources to meet projected cash flow deficits through the end of 2003. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition will likely be materially adversely effected.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

During the period ended September 30, 2003 we earned minimal revenues from our operations of $2,788. Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2002, that we have incurred operating losses in the last two years and that we are dependent on management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

PART II

          ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

          ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30 of 2003 we agreed to issue 272,400 shares of our restricted Common Stock to four investors in exchange for a total investment of $68,100 or $0.25 per share. The transaction was exempt from registration pursuant to Regulation S of the Securities Act of 1933, inasmuch as the offer and sales occurred outside of the United States.

During the quarter ended September 30,2003 we issued 1,240,824 shares of our Common Stock to various individuals and corporations in exchange for management services and consulting services. The total value of the services we received was $252,156. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended September 30, 2003 we received a demand letter on behalf of Concord Corporate Finance GmbH for services allegedly rendered to Global Path, Inc. in its acquisition of Beta Systems AG. The letter demands that we pay 36,384.18EURO (approximately $42,675.50) for the services. We have not made the payment as demanded. To our knowledge, no legal action has been filed to enforce this alleged obligation. If a legal action is filed, we intend to vigorously defend it.

During the quarter ended September 30, 2003 we received a demand letter from White & Case, Feddersen for the payment of legal services allegedly rendered to Global Path, Inc. The letter demands that we pay 56,866.83EURO (approximately $66,698) for the services. We have not made payment as demanded. To our knowledge, no legal action has been filed to enforce this obligation. If a legal action is filed, we intend to vigorously defend it.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     2.1 Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

     2.2 Agreement for Purchase and Sale of Stock between Bodet Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

     2.3 Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001 (2)

     3.1  Articles of Incorporation, as amended (3)

     3.2  Bylaws (3)

     10. Commitment Letter dated September 29, 2003 between the Company and Phillip P. MacDonald, in trust and Wolfgang H. Kyser, in trust.


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


                                      SWISS MEDICA, INC.


                                      By: /s/ RAGHU KILAMBI
                                          ------------------------------------
Date:  November 13, 2003                  Raghu Kilambi, Chief Executive Officer
                                          and Chief Financial Officer