Form 10KSB
period 2003-12-31
SWISS MEDICA INC
filed 2004-03-30
CIK 318245

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                  For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-09489

                               SWISS MEDICA, INC.
                               ------------------
                 (Name of Small Business Issuer in its charter)

          Delaware                                     98-0355519
     -----------------------                  -----------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
      of incorporation or organization)

                           53 Yonge Street, 3rd Floor
                        Toronto, Ontario, Canada M5E 1JE
            --------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (416) 483-0663

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which each is registered
      -------------------      -------------------------------------------------
             None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $0.001 per share
                ------------------------------------------------
                                (Title of class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2003 totaled $104,091.

      The number of shares of the issuer's Class A common stock, $.001 par value per share, outstanding as of March 25, 2004 was 36,678,725. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 25, 2004, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $6,290,865.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

              Transition Small Business Disclosure Format: Yes ___ No X

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

      ITEM 1.  DESCRIPTION OF BUSINESS..................................     4
      ITEM 2.  DESCRIPTION OF PROPERTY..................................     8
      ITEM 3.  LEGAL PROCEEDINGS........................................     9
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.........................................     9

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS..............................     9
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................    11
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      ITEM 7.  FINANCIAL STATEMENTS.....................................    21
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE...................    22
      ITEM 8A. CONTROLS AND PROCEDURES..................................    22

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT........................    22
      ITEM 10. EXECUTIVE COMPENSATION...................................    25
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT....................................    28
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........    29
      ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.........................    30
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................    31

FINANCIAL STATEMENTS
SIGNATURES

                   NOTE REGARDING FORWARD LOOKING STATEMENTS

      This report by Swiss Medica, Inc. (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

      o the loss of the services of any member of our management team and, in particular, the loss of the services of Raghunath Kilambi, our Chief Executive Officer and Chief Financial Officer, and Grant Johnson, our President and Chief Operating Officer;

      o our ability to continue to find and acquire bioscience products with demonstrated competitive advantages;

      o whether or not our products are able to compete successfully with bioscience products of other suppliers and whether or not some or all of our products are rendered obsolete by newer products or technologies;

      o our ability to successfully market the products we acquire or develop;

      o the implementation of any government regulation that could make it more difficult or more costly to bring our products to market;

      o     our ability to obtain financing as and when we need it; and

      o other factors, all of which are difficult to predict and many of which are beyond our control.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      We market and distribute bioscience products designed to enhance the well-being and health of consumers. Bioscience products are natural compounds that have health promoting, disease preventing or medicinal properties. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience health products because natural products are considered to be effective against many ailments and are more accessible than prescription medications. The global market for herbal products is currently estimated to be $62 billion and the World Health Organization has estimated that the global market for herbal products will be worth $5 trillion dollars by the year 2050.

      We began our bioscience products business in May 2003. Prior to that time, we were a holding company focused on acquiring, expanding and developing technology companies and we had no operations.

      In May 2003, we retained a new management team to implement the business plan which we marketed and distributed bioscience health products. On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our restricted Class A common stock, subject to adjustment based on the terms of the March 31, 2003 purchase agreement. The assets we acquired included nine patented essential oil bioscience products that have been developed for pain relief, cold sores, menstrual cramps and other ailments. All of these products comply with FDA regulations and can be sold in the United States. We are introducing these products to the market over time and are currently available for sale in the U.S.A. We are currently commencing to market and sell the pain relief formulation called 024 Pain Relief and have not yet determined when the remaining products will be introduced. The worldwide pain management market is estimated to be $30 billion in 2003 and the combined, worldwide, over-the-counter and prescription market for pain relief products is estimated to be $15 billion in 2003

      Our corporate headquarters is located at 53 Yonge Street, 3rd Floor, Toronto, Ontario, Canada, M5E 1JE. Our telephone number is (416) 483-0663.

HISTORY AND COMPANY DEVELOPMENT

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

      Effective August 14, 2001, Yournet, Inc. merged with and into Global Path Incorporated, a Delaware corporation. Pursuant to the merger, Yournet, Inc., a Nevada corporation, reincorporated under the laws of Delaware. As a result of the merger, shareholders of Yournet, Inc. received the right to receive one share of Class A common stock of Global Path Incorporated for each one share of common stock of the Company. After the reincorporation, 20,455,903 shares of Yournet, Inc. common stock was converted to 20,455,903 shares of Class A common stock of Global Path Incorporated ("GPI"), the surviving entity. GPI in November 2002 performed a share consolidation of 100:1.

      After the acquisition of the General Cosmetics Corporation assets, we changed our name in July 2003 from GPI to Swiss Medica, Inc. The Company's common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol SWME.

BUSINESS STRATEGY

      We distribute and market bioscience products for chronic ailments and medical conditions. Our goal is to bring natural herbal-medicine products into the mainstream food/drug/mass retail channels and out of their traditional market niche of specialty retailers. In addition, we intend to leverage alternative distribution channels including e-commerce, direct sales and infomercials to market and sell our products.

      Swiss Medica is currently focused on marketing and selling its products in North America. We launched our products initially in Canada however we expect to further expand into the United States within six months. While Europe remains a target, the Company believes that it will take at least a year for the Company to realize any significant sales from this region.

      Swiss Medica does not manufacture any of its products, but outsources this activity to contract manufacturers. The raw materials used in the manufacturing process are commodity items.

PRODUCT OFFERINGS

      The Company is currently offering only one product in the marketplace. It is designated as O24 Pain Relief Lotion ("O24") and it is a patented, topical pain relief solution containing all natural essential oils. O24 carries endorsements and testimonials from many groups and individuals in Europe such as the Norwegian /Swiss National Ski Teams, the German Olympic Track & Field Team.

      We intend to attempt to develop variations of the O24 formulation which would treat additional ailments including menstrual cramps, cold sores, hemorrhoids and nasal congestion. We are also seeking to acquire additional bioscience products or companies that own bioscience products.

INTELLECTUAL PROPERTY

      We own United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 product, however, there is no assurance we will be able to obtain patent protection for any derivative uses of O24, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

      Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute on our business plan and you could lose your investment.

GOVERNMENT REGULATION

      In the United States, governmental agencies and extensive federal regulations regulate the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. In the United States, the Food and Drug Administration (FDA) regulates the safety and effectiveness of the product and the Federal Trade Commission (FTC) regulates how we advertise and market our products. Since O24 is classified as a drug, it carries an FDA "monograph" (written description of the medication's properties and usages) enabling the Company to make certain efficacy claims. Swiss Medica is using an:
FDA designated laboratory, an FDA certified bottler and FDA certified manufacturer to ensure product compliance.

      O24 and any other products we may manufacture or sell in the future are also subject to regulation in the United States by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. The laws, regulations and enforcement policies governing our products are relatively new and still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our products. We cannot at this time determine the extent to which FDA and other regulations will impact our business.

      There are similar regulatory bodies and regulations in Canada, and other countries in which we may decide to market, sell and distribute our products. In Canada, Health Canada controls over-the-counter drugs and a special application is needed for most national retailers. Health Canada regulates the safety, efficacy and permissible claims of certain products and their manufacturers/representatives. The Company is required to ensure that O24 and its other products are manufactured using Health Canada's Good Manufacturing Process ("GMP") guidelines. The recent Natural Health Product ("NHP") Act allows companies that sell nutraceutical products to make additional health benefit claims for products that comply with the regulations and monographs.

      We cannot be certain that we comply or will comply with all laws and regulations in this area. Enforcement actions by any of these regulatory agencies can result in civil and criminal penalties, an injunction to stop or modify certain selling methods, seizure of products, adverse publicity or voluntary recalls and labeling changes. If any governmental agency were to undertake an enforcement action against us, this could cause an immediate decrease in our revenues, cause us to incur significant additional expenses and result in a decrease in our stock price.

SALES & MARKETING

      Swiss Medica sells O24 and intends to sell its other products through various distribution channels including retail stores, infomercials, e-commerce and direct sales. The Company intends to support O24 and its other products with print and store advertisements, television spots, professional endorsements and point-of-presence marketing.

COMPETITION

      The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

      o     functionality;
      o     quality of merchandise;
      o     discounts and rewards;
      o     brand recognition;
      o     customer loyalty; and
      o     price.

      While competition in the over-the-counter arthritis pain relief products market is highly fragmented, there are a few significant brand names that have managed to acquire the majority of retail shelf space. Some of these treatments are general pain relief tablets such as Aleve from Roche Laboratories (Germany:
RO), Bayer from Bayer AG (NYSE:BAY), and Tylenol from Mc-Neil Consumer & Specialty Pharmaceuticals (privately-held). Additionally, arthritis rubs are popular, including Ben-Gay from Pfizer Inc. (NYSE:PFE), Joint-Ritis (privately held), Mineral Ice from Bristol-Myers Squibb Company (NYSE:BMY), and Icy Hot and related products by Chattem, Inc. (OTC:CHTT). It has been estimated that the domestic sales for these seven products alone are in excess of $200 million per annum.

      In the natural products market, there are two significant competitors. Rodlen Laboratories (privately held) sells Zostrix, which contains Capsaicin, a compound found in hot peppers. Capsaicin is a powerful irritant that can cause a severe skin reaction for some individuals. Tiger Balm is a counterirritant ointment based on herbal ingredients, derived from ancient Chinese sources manufactured by Haw Par Corporation (Singapore:HPAR), which we believe to be O24's only direct competitor. Sales of Tiger Balm and related healthcare products reached approximately $35 million in FY 2002 (Singapore $60 million).

      Although the Company does not view pharmaceuticals as direct competitors, we believe that eventually mainstream consumers will view natural products as alternatives to prescription medication. The drugs with the lion's share of the arthritis market are in the Cox-2 inhibitor class, Vioxx and Arcoxia by Merck (NYSE:MRK) and Celebrex by Pfizer (NYSE:PFE).

      Nearly all of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Swiss Medica. Due to their greater resources, our competitors are able to undertake more extensive marketing campaigns for their brands and services, and make more attractive offers to potential employees, retail affiliates, and others. We cannot assure you that we will be able to compete successfully against our current or future competitors or that our business and financial results will not suffer from competition.

MANUFACTURING

      We rely on third-party manufacturers to fulfill all of our manufacturing requirements. We currently engage:

      o Semi-Chem Inc. of Dallas, Texas to bottle, fill, label and package our finished product, and

      o Creative Fragrances Ltd. of Dallas, Texas and Natural Care Mfg, Inc. of Arlington, Texas as our formulator and blender of O24.


DEPENDENCE ON ONE OR MORE CUSTOMER

      As of December 31, 2003 the Company had a distribution arrangement with a Canadian-based distributor, Mayfield Solutions Inc., who in turn, resells our products to national retail chains such as Nutrition House with 80-retail outlets across Canada, Alive Health Centre, Supplements Plus and Morning Sun Health Foods with a combined 30 stores throughout Canada.

RESEARCH & DEVELOPMENT

      We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months, with the exception of the possible acquisition of additional bioscience or herbal health products and their related infrastructure. We have acquired and expensed $3,725,826 and $0 for research and development during fiscal years ended December 31, 2003 and December 31, 2002, respectively.

EMPLOYEES

      As of December 31, 2003 we had eight full-time employees and one part-time employee. Of these employees, two were in sales, one was in accounting, one was in manufacturing, and two were in logistics and two were in administration and general operations. We believe our relations with our employees are good.

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS

      We are a company incorporated under the laws of Delaware but because we are a company headquartered in Canada our investors may not be able to enforce civil liabilities under the U.S. federal securities laws against us or our officers and directors. Some of our directors and officers reside in Canada. Because some of our assets are located outside the U.S., it may be difficult for an investor to sue, for any reason, us or any of our directors or officers through U.S. jurisdictions. We believe that there is uncertainty as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently lease two offices, including our 1,800 square foot corporate headquarters located at 53 Yonge Street, 3rd Floor, Toronto, Ontario, and our West Coast office located at 855, 789 West Pender Street, Vancouver, British Columbia, which houses our sales operations. We lease these offices at market rates and our leases began on July 1, 2003 and June 25, 2003 respectively and will continue until May 31, 2004 and July 31, 2004. We have one option to renew the lease, at the end of the lease term, for an additional period of five years.

      We also have a warehouse and logistic facilities in Toronto, Ontario and Richmond, British Columbia through our partnership with Mayfield Solutions Inc., a division of Asenda Pharmaceutical Supplies. In addition, we have access to a logistics facility and warehouse Arlington, Texas, which are adequate for our current operations, and management believes will continue to be adequate through the initial lease term.


ITEM 3.  LEGAL PROCEEDINGS

      Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

      Gleiss Lutz Hootz, a German law firm, has brought suit against us in a Canadian jurisdiction for 24,496.41 EURO, or approximately $29,762.24, for legal services allegedly authorized by us in connection with an attempted acquisition transaction. We have defended this action on the basis that the transaction was aborted prior to the plaintiff having been authorized to spend any significant amount of time on the file and that the accounts rendered are grossly excessive. The action is still in its early stages and we intend to continue to vigorously defend it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the "OTC Bulletin Board"), and is traded under the symbol "SWME". Our common stock began trading on March 5, 1998, but the market for it has been extremely limited and sporadic.

      The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last fiscal year, the only full fiscal year during which our common stock traded, as reported by Stockgroup Information Systems Inc. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                            PERIOD         HIGH       LOW
                                         --------------  ---------  ---------

    Fiscal Year Ended December 31, 2002  First Quarter    $100.00     $30.00
                                         Second Quarter    $52.00      $6.00
                                         Third Quarter     $12.00      $3.00
                                         Fourth Quarter*    $8.00      $0.60

    Fiscal Year Ended December 31, 2003  First Quarter      $1.07      $0.70
                                         Second Quarter     $1.01      $0.52
                                         Third Quarter      $0.68      $0.15
                                         Fourth Quarter     $0.53      $0.14

      * All bid prices for all periods reflect a 1-for-100 reverse stock split in November 2002.

      As of March 25, 2004, there were approximately 2,587 holders of record of our Class A common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

      Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.


RECENT SALES OF UNREGISTERED SECURITIES

      In October 2003 we issued 150,000 restricted Class A Common Shares at approximately $0.20 per share for services rendered to certain consultants. We also issued 125,000 restricted Class A Common Shares at $0.20 per share to certain investors for cash net of costs and fees. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

      In November 2003 we issued 200,000 restricted Class A Common Shares at approximately $0.20 per share for services rendered to certain consultants. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

      In December 2003 we issued 800,000 restricted Class A Common Shares at approximately $0.18 per share for services rendered to certain consultants. We also issued 319,275 restricted Class A Common Shares for cash, to certain investors net of costs and fees. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

      We also granted warrants to certain consultants to purchase 100,000 Class A Common Shares at $0.75 per share and another 100,000 shares at $0.45 per share on December 1, 2003 in exchange for services rendered. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      The following discussion and analysis is qualified by, and should be read in conjunction with, our audited interim condensed consolidated financial statements and the notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

      Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

      o     Stock-based compensation.

      o     Intangible assets

      o     Research and Development

      Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

      The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

      Acquired Intangible Assets

      Acquisitions of intangible assets are accounted for under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Thos standards require that certain identifiable assets be amortized over their expected useful lives. Intangible assets that have indefinite useful lives are not subject to amortization, but rather will be tested at least annually for impairment.

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


RESULTS OF OPERATIONS

OVERVIEW

      Prior to May 16, 2003 we were a holding company focused on acquiring, expanding and developing technology companies and we had no operations.

      As of May 16, 2003 we began to implement a new business plan pursuant to which we will market and distribute proprietary bioscience health products, focused on chronic ailments. We retained a new management team to implement this new business plan. The global market for chronic ailment products is in excess of $100 million and is currently dominated by prescription, chemical based drugs. The global market for natural, herbal and bioscience products is currently estimated to be over $60 billion and growing rapidly.

      On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time. We are currently marketing and selling the pain relief formulation called "024 Pain Relief" in both Canada and the United States. O24 pain relief complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. We have not yet determined when the remaining products will be introduced. The combined U.S. over-the-counter and prescription market for pain relief products is estimated to be $12 billion in 2003.

      In June 2003 we entered into a transaction with Doctor's Natural Solutions Inc., based in Clearwater, Florida, for the purpose of acquiring Ayala, a bioscience product that may have the potential to be used to assist in weight loss. As part of this transaction, we provided a secured loan of $30,000 to Doctor's Natural Solutions Inc. to continue clinical testing of Ayala. This loan was due to be repaid in September 2003, but has not been repaid to date. Due to the emergence of issues that were not contemplated in our original negotiations, we have decided that it is not in our best interests to continue with this acquisition. We are pursuing several options to either consummate a distribution agreement for Ayala and/or collect the $30,000 secured loan. As a consequence of this uncertainty we have written of this $30,000 receivable in the fourth quarter of 2003.

      We will continue to look for quality bioscience and natural health products to license and/or acquire. We plan to sell our products through multiple distribution channels including, retail outlets, via the Internet, via direct response (e.g. infomercials), and via healthcare professionals.

      In 2004 we have expanded the distribution of O24 pain relief into major retail outlets in Canada and plan to enter major retail outlets in the United States later in 2004.

      We currently have eight individuals who render services to us for our day-to-day operations.

YEAR ENDED DECEMBER 31, 2003

      Swiss Medica began generating revenues in the third quarter of 2003, totaling $104,091 for the third and fourth quarters. Prior to June 2003, we had no active operations. Thus any comparisons of results of operations and financial position compared with the year ended December 31, 2002 and the financial position as at December 31, 2002 are not relevant.

The following is a summary of financial information for the year ended December 31, 2003:

      Net Sales:                                $104,091
      Cost of Sales:                            $16,991
                                                -------

      Gross Profit:                             $87,100
      Gross Profit as % of Sales:                83.7%

      Operating expenses:
         Research & Development expenses:       $3,725,826
         Selling General & Administrative
          expenses:                             $10,220,367
          Depreciation and amortization:        $122,157

      Total operating expenses:                 $14,068,350

      Loss from operations:                     $13,981,250

      Interest expense:                         $7,250

      Net loss:                                 $13,988,500

      Loss per Common Share:                    $0.88



      SALES

      Our revenues from operations for the year ended December 31, 2003 were $104,091, and were generated predominately from a sale to a large Canadian pharmacy distributor totaling $118,784. We allowed a provision of approximately $18,000 to cover discounts, commissions and cooperative advertising costs.


      COST OF SALES AND GROSS PROFIT

      Our 2003 cost of sales are $16,991, generating a percentage margin on sales of 83.7%. Our gross profit percentage is higher than we anticipate for 2004 as our 2003 cost of sales were lower than expected due to below market priced inventory that was acquired from General Cosmetics Corporation. We anticipate 2004 gross profit percentages to be between 50% and 60%, depending on the distribution mix of our revenue and related discounts and cooperative advertising costs. In addition the raw materials used in the product are all commodities and prices may vary.

      RESEARCH AND DEVELOPMENT

      In connection with the acquisition of the bioscience intangible assets acquired from General Cosmetics Corporation we acquired $3,724,125 of research and development assets which were written off during the year ended December 31, 2003 and are included in the accompanying statement of losses as research and development expenditures. An additional $1,701 was expended on R & D during the year ending December 31, 2003.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      A summary of our Selling, General and Administrative costs is as follows:

      Stock based compensation to Directors, Officers, Consultants & Professional Advisors totaled $9,689,371. Stock warrants issued in exchange for services totaled $44,060. Stock based compensation was granted to recruit and compensate executives, directors, legal advisors, marketing, business and development advisors.

      Cash based compensation was paid to our staff of eight full-time employes, consulting fees for outside directors, legal advisors and marketing consultants. Certain executives currently have not received cash based compensation since September 2003 but have been compensated exclusively with stock based compensation.

      Other selling, general and administrative costs include rent and other office expenses relating to two offices in Toronto and Vancouver, and travel expenses.

      DEPRECIATION & AMORTIZATION

      Depreciation & Amortization expenses of $122,157 were incurred during the year ending December 31, 2003 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition.

      INTEREST EXPENSE

      Interest expenses of $7,250 were incurred during the year ending December 31, 2003 and relate to interest accrued for advances from unrelated parties. These advances were fully repaid February 20, 2004.

      OTHER INCOME (EXPENSE)

      In 2002, we recorded income of $4,325 in connection with the forgiveness of previously accrued interest expense to certain noteholders.


LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had a working capital deficit of $ 115,359. As a result of our operating losses in 2003, we generated a cash flow deficit of $578,090 from operating activities. We used no cash flows in connection with investing activities in 2003. We met our cash requirements in 2003 through the private placement of $433,447 of common stock, and advances of $146,016 from Company shareholders, officers and other third parties.

      In the first quarter of 2004 we completed private offerings of securities totaling $390,499 to fund our operations and to repay $117,014 of our shareholders loans.

      We will continue to fund our operations through additional sales of our securities and/or through shareholder loans. We are currently seeking equity financing in order to provide the necessary working capital in order to fund our operations. We are in negotiations for an equity financing of up to $2.5 million. There is no guarantee that we will be successful in completing this contemplated financing. Nor can we assure you that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

      By adjusting its operations and development to the level of capitalization, management belives it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

      In May 2003 we acquired patented bioscience products and related intangible assets from General Cosmetics Corporation. In consideration for the acquisition of these intangible assets, we issued a total of 6,750,000 shares of restricted Common Stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. In accordance with Accounting Principles Board No. 29, Accounting for Non Monetary Transactions, the cost of the intangible assets acquired is the fair value of the Company's common stock issued of $4,532,625.

      The cost to acquire the intangible assets has been allocated to the assets acquired according to estimated fair values.

      Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2003, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

      In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions. The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.


FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors. If the Company is unable to address and deal with one or more of the risks described below or any other risks which it may face, then its business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below as well as any other possible risks that could be important.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY.

      We have been engaged in our current business for less than one year. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There is no assurance that we will be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

WE HAVE CAPITAL REQUIREMENTS AND WE WILL HAVE THE NEED FOR ADDITIONAL CAPITAL IN THE FUTURE.

      We have been dependent primarily on private placements of our equity securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our marketing efforts for our existing products. There can be no assurance that any such funding will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our marketing and operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

      Our independent accountants have included an explanatory paragraph in our financial statements included in our public filings, which are incorporated by reference into this prospectus, stating that we have incurred operating losses in the last two years and that we are dependent on our management's ability to develop profitable operations, and that these factors, among others, may raise substantial doubt about our ability to continue as a going concern.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS WHICH MAY HINDER OUR GROWTH.

      In the United States, governmental agencies and extensive federal regulations regulate the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. The Food and Drug Administration (FDA) regulates the safety and effectiveness of our products and the Federal Trade Commission (FTC) regulates how we advertise and market our products. O24 and any other products we may manufacture or sell in the future are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the

Environmental Protection Agency. The laws, regulations and enforcement policies governing our products are relatively new and are still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our products.

      There are similar regulatory bodies and regulations in Canada, and other countries in which we may decide to market, sell and distribute our products. We cannot be certain that we comply or will comply with all laws and regulations in this area. Enforcement actions by any of these regulatory agencies can result in civil and criminal penalties, an injunction to stop or modify certain selling methods, seizure of products, adverse publicity or voluntary recalls and labeling changes. If any governmental agency were to undertake an enforcement action against us, this could cause an immediate decrease in our revenues, cause us to incur significant additional expenses and result in a decrease in our stock price.

WE MAY NEVER BECOME PROFITABLE.

      We have incurred net operating losses in each fiscal quarter since we have been in business. We expect to continue to experience losses until the time, if ever, when we are able to sell products sufficient to generate revenues adequate to support our operations.

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR LICENSING NEW PRODUCTS.

      We are currently seeking to license or acquire new products or companies with bioscience products, manufacturing or distribution capabilities consistent with our commercial objectives. There can be no assurance that we will be able to acquire such products. We may not be able to find and acquire additional bioscience products with demonstrative competitive advantages. We presently do not have the capital to make acquisitions. Accordingly, in the near term, any such acquisitions would most likely require that we issue stock in our company to effect acquisitions which would result in dilution to our shareholders.

WE HAVE RISKS ASSOCIATED WITH OUR DEPENDENCE ON THIRD PARTY MANUFACTURING.

      We depend upon third parties to manufacture our products. The inability of a manufacturer to ship orders of our products in a timely manner, including as a result of local financial market disruption which could impair the ability of such manufacturers to finance their operations, or to meet quality standards, could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We have no long-term formal arrangements with any of our third party manufacturers. Although we believe we could replace such manufacturers if necessary, without a material adverse effect on us, there can be no assurance that such manufacturers could be replaced in a timely manner, and the loss of such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

THERE IS NO CERTAINTY AS TO THE POTENTIAL MARKET FOR OUR PRODUCTS.

      We have not undertaken an independent analysis or survey of the market for our products. We believe that consumers are willing to expend large sums for the purchase of bioscience and herbal health products; however, there can be no assurance that our products and services have the commercial potential to succeed in these target markets.

WE ARE DEPENDENT ON OUR TRADEMARKS AND PATENTS.

      The market for certain of our products will be, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to a portion of our business. The failure to obtain trademark protection, or illegal use of any trademarks we may obtain, may have an adverse effect on our business, financial condition and operating results.

      The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 product, however, there is no assurance we will be able to obtain patent protection for any derivative uses of O24, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

      The failure to protect our patent, trademarks and trade names, may have a material adverse effect on our business, financial condition and operating results. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute on our business plan and you could lose your investment.

OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK, WHICH ALLOW THEM TO CONTROL MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

      Our executive officers and directors (and their affiliates), in the aggregate, own approximately 30% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 38,678,725 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

WE NEED TO BUILD OUT OUR SALES AND MARKETING ORGANIZATION.

      We are and shall continue marketing our existing products and future products that we may license or acquire either through the utilization of contract sales representatives and brokers, the establishment of our own sales force, strategic alliances and various other methods. We are in the early stages of developing such sales and marketing channels, and further development of those channels will require an investment of substantial amounts of capital which we currently do not possess and which we may never be able to access. Accordingly, despite our plans, we may be unable to substantially develop our own marketing channels.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR OUR PRODUCTS.

      Customers may sue us if any of our products sold to them injure the user. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, we currently have product liability insurance, however, the amount of damages awarded against us in such a lawsuit may exceed the policy limits.

WE DEPEND ON KEY PERSONNEL AND WILL REQUIRE ADDITIONAL SKILLED EMPLOYEES TO EXECUTE OUR GROWTH PLANS.

      Our potential for success depends significantly on our executive officers, including, Raghunath Kilambi, our Chief Executive Officer and Chief Financial Officer, Grant Johnson, our President, and Greg Nuttall, our Executive Vice President, Strategy & Business Development. We do not carry key-man life insurance on any executive. Given the early stage of our development and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business would likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

WE FACE SIGNIFICANT COMPETITION.

      The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

      o     functionality;
      o     quality of merchandise;
      o     discounts and rewards;
      o     brand recognition;
      o     customer loyalty; and
      o     price.

      Nearly all of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, our competitors are able to undertake more extensive marketing campaigns for their brands and services, and make more attractive offers to potential employees, retail affiliates, and others. We cannot assure you that we will be able to compete successfully against our current or future competitors or that our business and financial results will not suffer from competition.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED IF TOO MUCH OF IT IS SOLD AT ONCE.

      Sales of substantial amounts of our common stock in the public market could adversely affect the market price of the common stock. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

      In addition, we often compensate consultants who provide services to the Company through the issuance to them of shares of publicly traded Class A Common Stock and other securities. The shares of Class A Common Stock are often registered under a Form S-8 Registration Statement that we filed with the SEC which allows the consultants to immediately sell such shares on the open market. The sale of those shares will likely adversely affect the market price of the Class A Common Stock.

OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY.

      Our common stock is currently quoted under the symbol "SWME" on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adverse affect the liquidity and volatility of our common stock.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

      Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have a material adverse effect on the liquidity and/or market price of our common stock.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST.

      We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

      In addition, under our Certificate of Incorporation, the Board is authorized to issue, without obtaining shareholder approval, shares of preferred stock having the rights, privileges and designates as determined by the Board. Therefore, the Board could issue shares of preferred stock that would have preferential liquidation, distribution, voting, dividend or other rights.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

      We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who is also our Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our directors and executive officers.

         NAME                AGE                         TITLE

-----------------------  ------------  -----------------------------------------
Raghunath Kilambi            38        Chief Executive Officer, Chief Financial
                                       Officer and Director
Greg Nuttall                 38        Executive Vice President, Strategy &
                                       Business Development and Director
Grant Johnson                44        President, Chief Operating Officer and
                                       Director
Karen Wylie                  40        Secretary and Director of Corporate
                                       Operations
Ronald Springer              51        Director
Azim Fancy                   62        Director
Bryson Farrill               73        Director


      There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

      RAGHUNATH KILAMBI has served and is currently serving as our Chief Executive Officer, Chief Financial Officer and a Director since May 2003. In addition, Mr. Kilambi also currently acts as a general partner of Rubicon Investment Group, a Canada-based merchant banking firm. Prior to his working at Swiss Medica, he previously co-founded FutureLink Corp., a leading application service provider from 1998 to 2000. Before Swiss Medica, he was a principal at

New Economy Capital from 1993 to 1998 and worked at Canada Starch Company from 1990 to 1993, Morgan Financial Corporation, and Touche Ross & Co. Mr. Kilambi is a Chartered Accountant and holds a Bachelor of Commerce and a Graduate Diploma in Public Accounting from McGill University, in Montreal.

      GREG NUTTALL has been our Vice-Chairman and Executive Vice-President, Strategy & Business Development and a Director since July 2003. Mr. Nuttall has also acted as a General Partner at Rubicon Investment Group, a merchant banking firm, since December 2000. Prior to co-founding Rubicon, he co-founded Cultural Research Inc., a leading change management consulting firm where he worked from 1994 to December 2000. Earlier in his career Mr. Nuttall worked as a lawyer in the International Capital Markets department at Clifford Chance in London and practised corporate law at Tory Tory DesLauriers & Binnington in Toronto. Mr. Nuttall received a Master of International Laws degree from Cambridge University, a Bachelor of Laws degree from Osgoode Hall Law School, and a B.A. from the University of Manitoba.

      GRANT JOHNSON has served as our President, Chief Operating Officer and Director since April 2003. From November 2001 until December 2002, before joining Swiss Medica, Mr. Johnson was an outside consultant and senior advisor to Scarab Systems Inc. From April 1999 until March 2002, Mr. Johnson was CEO of HLNT Networks International, a company that designed, built and maintained health Web sites. From September 1996 to February 1999 Mr. Johnson was the VP of Corporate Development at Starnet Communications, a software company which built and designed online gaming systems for clients. Mr. Johnson received a bachelor's degree in Economics from University of Western Ontario in 1983.

      KAREN WYLIE has acted as our as Corporate Secretary and Director of Corporate Operations since July 2003. Ms. Wylie has over 20 years of experience in executive support, administration, treasury and investment banking transaction execution in the oil and gas, financial services and technology sectors. Ms. Wylie has partnered with senior level executives, lawyers, and investment bankers structuring, administering and closing complex corporate finance and acquisition transactions. Ms. Wylie has assisted in raising over $300 million in financings. Ms. Wylie was Director of Corporate Operations at Rubicon Investment Group Inc. since January 2001, and prior to that, the Executive Assistant to Mr. Kilambi at FutureLink from 1998 until joining Rubicon Investment Group Inc. in 2000.

      RONALD SPRINGER serves as a Director. Mr. Springer has been the President and CEO of General Cosmetics Corporation since 1993. Prior to building General Cosmetics, he founded several other companies, including Heaven from Earth Corp., Ceo-Capital Corp, Global Capital Security Inc., Limardo Productions, ISB Overseas GmbH and Doitsu Shinpo. He also held positions at Esarco LTD. and Hynolds Ltd.

      AZIM FANCY serves as a Director. Mr. Fancy is President and owner of real estate developer, Daulat Investments Limited since 1985. Prior to this, Mr. Fancy has held a variety of senior level positions, including Chairman and Owner, International Trading and Sales, Inc. (1977-1985), Chairman and Owner, Pan Atlantic Paper Inc. (1977-1985), and previously President, Orient Pacific Agencies Ltd., an arm of Gulf Group of Companies of London, England.

      BRYSON FARRILL serves as Chairman and Director of Swiss Medica Inc. Mr. Farrill has been a Financial Consultant for the past five years most recently acting as a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England. Previously, he was a Member of the New York Stock Exchange and held various senior and executive-level positions at McLeod Young Weir and Mcleod Young Weir International (now Scotia McLeod). Mr. Farrill currently serves on the boards of directors of several leading companies, including Caregain Inc., Power Technology, Inc, Devine Entertainment and Crowflight Minerals Inc.

      No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

DIRECTOR COMPENSATION

      Three of our Directors are also employees. Our remaining three directors each receive $9,000 per quarter, paid in shares of Class A Common Stock, plus any related expenses incurred.

TERM OF OFFICE

      The directors named above will serve until the next annual meeting of our shareholders. In absence of an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

CODE OF ETHICS

      On March 29, 2004 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: none of the current officers and directors have filed a Form 3 yet. Bryson Farrill did not make a Form 4 to report a stock grant of 98,000 Class A Common Shares at $0.32 per share on October 18, 2003. Greg Nuttall has yet to file a Form 4 to report the acquisition of 91,088 Class A Common Shares at $0.17 per share on December 8, 2003. Ronald Springer did not file a Form 4 regarding the receipt of 36,000 and 50,000 Class A Common Shares at $0.32 and $0.30 per share respectively, on October 28 and 29, 2003, respectively. Raghunath Kilambi has not yet filed a Form 4 regarding the acquisition of 77,074 Class A Common Shares on December 8, 2003 at $0.20 per share. Grant Johnson did not file a Form 4 to report an acquisition of 11,870 Class A Common Shares on December 22, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      During the 2003 fiscal year, Mr. Raghunath Kilambi, our Chief Executive Officer and Chief Financial Officer; Gregory Nuttall, our Executive Vice President, Strategy & Business Development; and Mr. Grant Johnson, our President and Chief Operating Officer, were the only executive officers receiving compensation of at least $100,000 per year. Mr. Robert Kubbernus served as our Chief Executive Officer until May 21, 2003 when he resigned and Mr. Kilambi was appointed at such position.

The following table sets forth information as to the compensation paid or accrued to Mr. Kilambi, Mr. Nuttall and Mr. Johnson:

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION           LONG TERM COMPENSATION
                               ----------------------------------------------------------------
                                                               AWARDS            PAYOUTS
                                                      -----------------------------------------


                                              Other    Restricted  Securities           All
                                              Annual     Stock     Underlying          Other
Name and                        Salary  Bonus Compen-    Awards    Options/     LTIP   Compens
Principal                                     sation                 SARs      Payout  sation
Position                  Year    ($)                                            ($)     ($)
                                         ($)    ($)                  ($)
-----------------------------------------------------------------------------------------------
Raghunath Kilambi,        2003  $51,233   0   $1,000,000*   0         --          0       0
Chief Executive Officer,
Chief Financial Officer
and Director
-----------------------------------------------------------------------------------------------
Grant Johnson,            2003  $47,289   0   $400,000*     0         --          0       0
President,
Chief Operating
Officer and
Director

-----------------------------------------------------------------------------------------------
Gregory Nuttall,          2003  $50,156   0   $800,000*     0         --          0       0
Executive Vice
President, Strategy &
Business Development
and Director
Nuttall,
Robert Kubbernus          2003    $0      0      0          0         --          0       0
Chief Executive
Officer**


-----------------------------------------------------------------------------------------------

* Includes stock awards as signing bonuses of 1,250,000 Common A Shares issued to Mr. Kilambi; 500,000 Common A Shares issued to Mr. Johnson; and 1,000,000 Common A Shares issued to Mr. Nuttall, all of which were issued with a fair market value of $0.80 per share.

** Mr. Kubbernus served as our Chief Executive Officer from January 1, 2003 until his resignation on May 21, 2003.

      We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

EMPLOYMENT AGREEMENTS

      Our Board of Directors is currently considering an employment agreement for Mr. Raghunath Kilambi. As of January 1, 2004, we have paid Mr. Kilambi the salary required under the employment agreement, even though the Board of Directors has not yet approved the agreement.





             EQUITY COMPENSATION AND CONSULTANT PLAN INFORMATION
                            as of December 31, 2003


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       Number of           Weighted average    Number of
                       securities to be    exercise price of   securities
                       issued upon         outstanding         remaining
                       exercise of         options warrants    available for
                       outstanding         and rights          future issuance
                       options, warrants                       under the equity
Plan Category          and rights                              compensation plan
--------------------------------------------------------------------------------

Equity compensation           0                   0                   0
Plans approved by
security holders

--------------------------------------------------------------------------------

Equity compensation      208,675(1)             $3.69           6,815,394(2)
plans not approved
by security holders

--------------------------------------------------------------------------------

(1) Includes warrants granted to consultants in exchange for services rendered.

(2) Equity securities may be issued under the Company's 2003 Equity Incentive Plan or the 2003 Consultant Stock Plan. Pursuant to the terms of the 2003 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses. Under the 2003 Consultant Stock Plan, awards may be granted to consultants in vested or unvested stock. As of December 31, 2003, there were an aggregate of 6,815,394 Common A Shares reserved for issuance under both plans.


2003 EQUITY INCENTIVE PLAN

      Our Board of Directors has approved the Swiss Medica, Inc. 2003 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. We had originally reserved 4,500,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock awards, bonuses or options will be granted, to designate the number of shares to be covered by each option or stock award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock award. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2003, we granted stock awards and bonuses equal to 168,162 shares of our Class A common stock under the Plan.

2003 CONSULTANT STOCK PLAN

      Our Board of Directors has also approved the 2003 Consultant Stock Plan which permits us to grant, for a ten year period, stock issuances subject to vesting provisions, or "unvested stock" or stock awards without such restrictions. We had originally reserved 6,000,000 shares of our Class A common stock for issuance to consultants under the Consultant Plan. The Consultant Plan is administered by the Board of Directors. As the administrator of the Consultant Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Consultant Plan, to select persons to whom stock awards or unvested stock will be granted, to designate the number of shares to be covered by each stock issuance, to specify the type of consideration to be paid, and to establish all other terms and conditions of each stock issuance. As of December 31, 2003, we granted stock awards (all vested) equal to 3,516,444 shares of our Class A common stock under the Consultant Plan.

      No stock options were granted or exercised during the last completed fiscal year by each of the executive officers and our directors. Stock awards under the Plans were issued to Mr. Kilambi, Mr. Nuttall, and Mr. Springer in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth certain information as of March 26, 2004 with respect to the beneficial ownership of the Company's Common Stock prior to this Offering, by (i) each person who beneficially owns more than 5% of our voting securities; (ii) each Director; (iii) each Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of our voting securities, have sole voting and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon conversion of shares of Series Common Stock. As of March 26, 2004, the Company's issued and outstanding capital stock consisted of 38,678,725 shares of Common Stock, including 36,678,725 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock.



                                                                          PERCENT OF SHARES OF
                                TOTAL OUTSTANDING    TOTAL OUTSTANDING    CLASS A AND CLASS B
                                 CLASS A COMMON       CLASS B COMMON          COMMON STOCK
NAME AND ADDRESS               STOCK BENEFICIALLY   STOCK BENEFICIALLY        BENEFICIALLY
OF BENEFICIAL OWNER(1)(2)            OWNED                 OWNED                 OWNED

PLATINUM PARTNERS GLOBAL
MACRO FUND, L.P. 152 West
57th St. 54th Floor, New
York, NY, 10019 (3)                 2,500,000              ----                  6.8%

ROBERT KUBBERNUS, (FORMER
C.E.O; GLOBAL PATH
Inc.)(3)(4)                         3,000,000              ----                  7.8%

RAGHUNATH KILAMBI Chief
Executive Officer, Chief
Financial Officer and
Director (5)                        1,784,451            2,000,000               9.8%

GRANT JOHNSON, President,
Chief Operating Officer and
Director                              511,870              ----                  1.3%

GREG NUTTALL, Executive Vice
President, Strategy and
Development                         1,534,451              ----                  4.0%

KAREN WYLIE, Secretary and
Director of Corporate
Operations                             70,000              ----                  *

AZIM FANCY, Director                  345,000              ----                  *

BRYSON FARRILL, Chairman              393,000              ----                  1.0%

RONALD SPRINGER, Director (6)       6,881,000              ----                 17.8%




ALL DIRECTORS, OFFICERS AND
  5% STOCKHOLDERS AS A GROUP
  (9 PERSONS)                      17,019,772            2,000,000              49.1%

---------------------------------------------------------------------------------------------------------

*     Less than 1%.

(1) Unless otherwise indicated, the address of the persons named in this column is c/o Swiss Medica, Inc., 53 Yonge Street, 3rd Floor, Toronto, Ontario, Canada M5E 1JE.

(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)   Five percent shareholder.
(4) Includes 2,000,000 shares owned by corporations owned by Mr. Kubbernus, and 1,000,000 shares owned by Mr. Kubbernus directly.
(5)   Each Class B Share is entitled to vote as 50 shares of Class A Common
      Stock.
(6) Includes 6,750,000 Class A Shares owned by General Cosmetics Corporation, a corporation controlled by Ronald Springer.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For the year ended December 31, 2002, $4,325 was recorded as other income in connection with the forgiveness of accrued interest liabilities to a noteholder. In January 2003, a shareholder advanced additional $19,489 of fund to the Company for working capital purpose. No formal repayment terms or arrangements exist.

      In February 2003, a total of 2,000,000 shares of Class A common restricted stock and 2,000,000 shares of Class B common stock were issued to a shareholder in exchange for a total of $766,285 of previously incurred debt. All outstanding balances of due to shareholders were paid in full as of December 31, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.        Description of Exhibit
2.1                Agreement for Purchase and Sale of Stock between
                   Goldcrown Holdings Ltd. and Oxford Capital Group dated as of
                   January 10, 2000. (1)
2.2                Agreement for Purchase and Sale of Stock between Bodet
                   Ltd. and Oxford Capital Group dated as of January 10,
                   2000. (1)
2.3.               Acquisition  Agreement  between  Associated  Medical Devices,
                   Inc. and Euro American Business Group, Inc. dated July 1,
                   1999.(2)
2.4                Agreement and Plan of Merger of Yournet, Inc. with and
                   into Global Path Incorporated dated June 25, 2001.(3)
2.5                Asset Purchase Agreement dated as of March 31, 2003, by
                   and among Global  Path  Incorporated, Swiss Medica, Inc,
                   General Cosmetics Corporation, and the shareholder of
                   General Cosmetics named therein. (4)
3.1                Certificate of Incorporation, as amended.(3)
3.2                Bylaws of Swiss Medica, Inc (5)
4.1                Registration Rights Agreement by and among the Registrant
                   and Platinum Partners Global Macro Fund L.P. ("Platinum")
                   and Fennmore Holdings ("Fennmore") dated February 19, 2004
                   (5)
10.1               2003 Equity Incentive Plan (6)
10.2               2003 Consultant Stock Plan (7)
10.3               2002 Amended and Restated Stock Option, Stock Warrant and
                   Stock Award Plan (8)
10.4               2001 Employees Stock Incentive Plan (9)
10.5               2001 Director and Officer Stock Option and Stock Award
                   Plan (9)
10.6               Lease Agreement between Paul Miller and Swiss Medica, Inc.
                   for the premises at 53 Yonge Street, Third Floor Toronto,
                   Canada, M5E 1J3 dated as of July 1, 2003. (5)
10.7               Securities Purchase Agreement by and among the Registrant
                   and Platinum and Fennmore dated February 19, 2004 (5)
10.8               Form of Warrant. (5)
14.1               Code of Business Conduct and Ethics.(5)
23.1               Consent of Russell Bedford Stefanou Mirchandani, LLP.(5)
24.1               Power of Attorney (5)
31.1               Certification pursuant to Rule 13a-14(a) and 15d-14(a)(5).
32.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)   Incorporated by reference to the registrant's Form 8-K filed March 28,
      2000
(2)   Incorporated by reference to the registrant's Form 10-KSB filed April 14,
      2000
(3) Incorporated by reference to the registrant's Preliminary Proxy Statement filed June 26, 2001
(4) Incorporated by reference to the registrant's Form 10-QSB filed on August 20, 2003
(5)   Filed herewith
(6) Incorporated by reference to the registrant's Form S-8 filed on November 28, 2003.
(7) Incorporated by reference to the registrant's Form S-8 filed on August 27, 2003.
(8) Incorporated by reference to the registrant's Amendment to Form S-8 filed on March 11,2002.
(9) Incorporated by reference to the registrant's Form S-8 filed on November 19, 2001.
(10) Incorporated by reference to the registrant's Form S-8 filed on November 19, 2001.

(b)   Reports on Form 8-K

      No current reports were filed during the fourth quarter of the 2003 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


      The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and December 31, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                               December 31, 2003              December 31, 2002
                               -----------------              -----------------

(i)     Audit Fees             $ 32,500                              $ 31,288
(ii)    Audit Related Fees     $    0                                $  3,175
(iii)   Tax Fees               $    0                                $    0
(iv)    All Other Fees         $    0                                $    0


      AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Swiss Medica. Inc.'s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

      AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Swiss Medica, Inc. financial statements and are not reported under "Audit Fees."

      TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2003 or 2002.

      ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2004.

                                          SWISS MEDICA, INC.



                                          By: /s/ Raghunath Kilambi
                                              ----------------------------------
                                              Raghunath Kilambi,
                                              Chief Executive Officer
                                              and Chief  Financial  Officer and
                                              Director


                               POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ragnhunath Kilambi, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                      Date
    ---------                        -----                      ----

/s/ Raghunath Kilambi
----------------------   Chief Executive Officer,               March  29, 2004
Raghunath Kilambi        Chief Financial Officer and Director

/s/ Greg Nuttall
----------------------   Executive Vice-President               March  29, 2004
Greg Nuttall             Business Development and Director

/s/ Grant Johnson
----------------------   President, Chief Operating             March  29, 2004
Grant Johnson            Officer and Director

/s/ Bryson Farrill
----------------------   Chairman, Director                     March  29, 2004
Bryson Farrill

/s/ Ronald Springer
----------------------   Director                               March 29, 2004
Ronald Springer

/s/ Azim Fancy
----------------------   Director                               March 29, 2004
Azim Fancy

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002



                        FORMING A PART OF ANNUAL REPORT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                               SWISS MEDICA, INC.

                               SWISS MEDICA, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




                                                                          PAGE

  Report of Independent Certified Public Accountants                      F-3
  Financial Statements
          Balance Sheets at December 31, 2003 and 2002                    F-4
          Statements of Losses for the years ended
          December 31, 2003 and 2002                                      F-5
          Statements of Deficiency in Stockholders' Equity for the
          years ended December 31, 2003 and 2002                        F-6~F-7
          Statements of Cash Flows for the years ended
          December 31, 2003 and 2002                                      F-8
          Notes to Financial Statements                               F-9 - F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors
Swiss Medica, Inc.
Toronto, Ontario

We have audited the balance sheets of Swiss Medica, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of losses, deficiency in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.




                               /s/RUSSELL  BEDFORD STEFANOU  MIRCHANDANI LLP
                               ---------------------------------------------
                                  Russell Bedford Stefanou Mirchandani LLP
                                  Certified Public Accountants
McLean, Virginia
March 22, 2004

                               SWISS MEDICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                       2003           2002
                                                       ----           ----
ASSETS:

Cash and cash equivalents                          $      1,471    $         98
Accounts receivable, net of allowance
for doubtful accounts of $18,364 and $0
at December 31, 2003 and 2002,
respectively                                            103,017            --

Inventories (Note B)                                      8,057            --

Prepaid expenses and deposits                            86,310          15,791
                                                   ------------    ------------

Total current assets                                    198,855          15,889


Property and equipment: (Note C)                           --

Property and equipment:, at cost                         48,751            --

Less: accumulated depreciation                            6,094            --
                                                   ------------    ------------

Total property and equipment                             42,657            --

Other assets: (Note C)
Intangible assets, net of accumulated
amortization of $116,062 and $0 at
December 31, 2003 and 2002, respectively                643,688            --
                                                   ------------    ------------

Total assets                                       $    885,200    $     15,889
                                                   ============    ============

LIABILITIES AND (DEFICIENCY IN)
STOCKHOLDERS' EQUITY:

Cash disbursed  in excess of available
funds                                              $      3,102    $       --

Accounts payable and accrued liabilities                184,585         207,397

Other advances (Note E)                                 126,527            --

Due to related parties (Note D)                            --           746,796
                                                   ------------    ------------

Total current liabilities                               314,214         954,193


Commitments and contingencies (Note J)                     --              --

(Deficiency  in)  stockholders'  equity:

Preferred  stock,  par value $.001 per
share; 10,000,000 shares authorized; none
issued at December 31, 2003 and 2002 (Note F)              --              --

Class A Common stock, par value $ .001
per share; 100,000,000 shares
authorized; 26,962,530 and 278,180
shares issued at December 31, 2003 and
2002, respectively (Note F)                              26,963             278

Class B Common stock, par value $.001
per share; 50,000,000 shares
authorized; 2,000,000 and none issued
at December 31, 2003 and 2002,
respectively (Note F)                                     2,000            --

Additional paid-in capital                           19,679,507       4,210,402

Accumulated deficit                                 (19,137,484)     (5,148,984)
                                                   ------------    ------------

                                                        570,986        (938,304)
                                                   ------------    ------------
Total liabilities and (deficiency in)
stockholders' equity                               $    885,200    $     15,889
                                                   ============    ============

                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                              STATEMENTS OF LOSSES
                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003             2002
                                                     ----             ----
Revenue:

Sales, net                                       $    104,091      $       --
Cost of Sales                                          16,991              --
                                                 ------------      ------------
Gross Profit                                           87,100              --

Operating Expenses:
Research and Development (Note A)                   3,725,826              --
Selling, General and Administrative
expenses                                           10,220,367         1,730,989

Depreciation and Amortization                         122,157              --
                                                 ------------      ------------
Total Operating Expenses                           14,068,350         1,730,989


Loss from Operations                              (13,981,250)       (1,730,989)


Interest Income (Expense)                              (7,250)            6,991

Other Income (Note D)                                    --               4,325


Income (Taxes) Benefit                                   --                --
                                                 ------------      ------------

Net Loss                                         $(13,988,500)     $ (1,719,673)
                                                 ============      ============

Loss per common share (basic and
assuming dilution) (Note I)                      $      (0.88)     $      (7.59)
                                                 ============      ============
Weighted average common shares outstanding         15,936,124           226,626







                See accompanying notes to financial statements

                               SWISS MEDICA, INC.
               STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                      Series A
                                                                        Series A       Common       Series B    Series B
                                                                    Common Shares      Stock        Common       Common
                                                                                       Amount        Stock     Stock Amount

BALANCE AT DECEMBER 31, 2001                                              204,559   $       205          --     $      --
                                                                      ===========   ===========    ==========   ===========
Shares issued in March 2002 in exchange for services
rendered, at $52.00 per share                                              10,000            10          --            --

Shares issued in March 2002, for warrants exercised at $75.00
per share                                                                   1,000             1          --            --

Shares issued in April 2002 in exchange for services
rendered, at approximately $40.61 per share                                 2,480             2          --            --

Shares issued in April 2002, for warrants exercised at $75.00
per share                                                                     325          --            --            --

Shares issued in May 2002 in exchange for services rendered,
at approximately $21.77 per share                                           2,600             3          --            --

Shares issued in July 2002 in exchange for services rendered,
at approximately $7.00 per share                                            2,600             3          --            --

Shares issued in August 2002 in exchange for services
rendered, at $5.00 per share                                                1,700             2          --            --

Shares issued in September 2002 in exchange for services
rendered, at approximately $8.33 per share                                  6,000             6          --            --

Shares issued in October 2002 in exchange for services
rendered, at approximately $6.20 per share                                  4,180             4          --            --

Shares issued in December 2002 in exchange for services
rendered, at $5.00 per share                                               40,000            40          --            --


Fractional shares in connection with reverse stock split                    2,736             3          --            --
Stock warrants issued to consultants in exchange for services
rendered (Note E)                                                            --            --            --            --

Net Loss                                                                     --            --            --            --
                                                                                    -----------    ----------   -----------

BALANCE AT DECEMBER 31, 2002 (NOTE C)                                     278,180   $       278          --     $      --
===================================================================   ===========   ===========    ==========   ===========




                                                                    CAdditional Paid  Accumulated
                                                                       In Captial        Deficit         Total

BALANCE AT DECEMBER 31, 2001                                           $ 3,120,956    $(3,429,311)   $   (308,150)
                                                                       ===========    ===========    ============
Shares issued in March 2002 in exchange for services
rendered, at $52.00 per share                                              519,990           --           520,000

Shares issued in March 2002, for warrants exercised at $75.00
per share                                                                   74,999           --            75,000

Shares issued in April 2002 in exchange for services
rendered, at approximately $40.61 per share                                100,707           --           100,709

Shares issued in April 2002, for warrants exercised at $75.00
per share                                                                   24,375           --            24,375

Shares issued in May 2002 in exchange for services rendered,
at approximately $21.77 per share                                           56,597           --            56,600

Shares issued in July 2002 in exchange for services rendered,
at approximately $7.00 per share                                            18,197           --            18,200

Shares issued in August 2002 in exchange for services
rendered, at $5.00 per share                                                 8,498           --             8,500

Shares issued in September 2002 in exchange for services
rendered, at approximately $8.33 per share                                  49,994           --            50,000

Shares issued in October 2002 in exchange for services
rendered, at approximately $6.20 per share                                  25,896           --            25,900

Shares issued in December 2002 in exchange for services
rendered, at $5.00 per share                                               199,960           --           200,000


Fractional shares in connection with reverse stock split                      --             --                 3
Stock warrants issued to consultants in exchange for services
rendered (Note E)                                                           10,233           --            10,233

Net Loss                                                                      --       (1,719,673)     (1,719,673)
                                                                       -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2002 (NOTE C)                                  $ 4,210,402    $(5,148,984)   $   (938,304)
===================================================================    ===========    ===========    ============


                 See accompanying notes to financial statements




                               SWISS MEDICA, INC.
               STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                  Series A Common  Series A Common      Series B    Series B Common  Additional Paid
                                                      Shares        Stock Amount      Common Stock    Stock Amount      In Capital

BALANCE FORWARD                                         278,180      $       278              -        $        -     $ 4,210,402

Shares issued in January 2003 in exchange
  for services rendered, at $0.86 per share              93,500               94              -                 -          80,317

Shares issued in February 2003 in exchange
  for services rendered, at $0.80 per share              10,500               11              -                 -           8,390

Shares issued in February 2003 in exchange
  for previously incurred debt                                -                -      2,000,000             2,000          18,000

Shares issued in March 2003 in exchange for
  previously incurred debt, at $0.37  per share       2,000,000            2,000              -                 -         744,285

Shares issued in March 2003 in exchange for
  services rendered, at $0.75 per share               2,018,000            2,018              -                 -       1,511,482

Shares issued in April 2003 in exchange for
  services rendered, at $0.80 per share               2,950,000            2,950              -                 -       2,357,050

Shares issued in May 2003 in connection with
  acquisition (Note C)                                6,750,000            6,750              -                 -       4,525,876

Shares issued in May 2003 in exchange for
  services rendered, at $0.81 per share               5,124,000            5,124              -                 -       4,136,936

Shares issued in May 2003 for cash at $0.25
  per share, net of costs and fees                       57,680               58              -                 -          14,362

Shares issued in June 2003 in exchange for
  services rendered, at $0.59 per share               1,050,001            1,050              -                 -         617,950

Shares issued in June 2003 for cash at $0.26
  per share, net of costs and fees                      999,564            1,000              -                 -         261,074

Shares issued in July 2003 for cash, at $0.25
  per share, net of costs and fees                      100,000              100              -                 -          24,900

Shares issued in August 2003 in exchange for
  services rendered, at $0.24 per share                  79,824               80              -                 -          25,370

Shares issued in August 2003 in exchange for
  prepaid rent, at $0.24 per share                      161,000              161              -                 -          31,839

Shares issued in August 2003 for cash, at $0.25
  per share, net of costs and fees                       50,000               50              -                 -          12,450

Shares issued in September 2003 for cash, at
  $0.25 per share, net of costs and fees                122,400              122              -                 -          30,478

Shares issued in September 2003 in exchange for
  services rendered, at $0.20 per share               1,000,000            1,000              -                 -         199,000

Shares issued in October 2003 in exchange for
  services rendered, at $0.22 per share                 995,194              995              -                 -         223,207

Shares issued in October 2003 for cash, at $0.20
  per share, net of costs and fees                      125,000              125              -                 -          24,875

Shares issued in November 2003 in exchange for
  services rendered, at $0.25 per share                 470,000              470              -                 -         115,130

Shares issued in December 2003 in exchange for
  services rendered, at $0.18 per share               2,208,412            2,208              -                 -         398,540

Shares issued in December 2003 cash, at $0.20 per
  share, net of costs and fees                          319,275              319              -                 -          63,535

Warrants issued to consultants in exchange for
  services rendered (Note G)                                  -                -              -                 -          44,060

Net loss                                                      -                -              -                 -               -
                                                    -----------      -----------     ----------        ----------    ------------
BALANCE AT DECEMBER 31, 2003                        26,962,530       $    26,963      2,000,000        $    2,000    $ 19,679,507
                                                    ===========      ===========     ==========        ==========    ============



                                                   Accumulated Deficit      Total

BALANCE FORWARD                                    $   (5,148,984)     $ (938,304)

Shares issued in January 2003 in exchange
  for services rendered, at $0.86 per share                     -          80,411

Shares issued in February 2003 in exchange
  for services rendered, at $0.80 per share                     -           8,400

Shares issued in February 2003 in exchange
  for previously incurred debt                                  -          20,000

Shares issued in March 2003 in exchange for
  previously incurred debt, at $0.37  per share                 -         746,285

Shares issued in March 2003 in exchange for
  services rendered, at $0.75 per share                         -       1,513,500

Shares issued in April 2003 in exchange for
  services rendered, at $0.80 per share                         -       2,360,000

Shares issued in May 2003 in connection with
  acquisition (Note C)                                          -       4,532,626

Shares issued in May 2003 in exchange for
  services rendered, at $0.81 per share                         -       4,142,060

Shares issued in May 2003 for cash at $0.25
  per share, net of costs and fees                              -          14,420

Shares issued in June 2003 in exchange for
  services rendered, at $0.59 per share                         -         619,000

Shares issued in June 2003 for cash at $0.26
  per share, net of costs and fees                              -         262,074

Shares issued in July 2003 for cash, at $0.25
  per share, net of costs and fees                              -          25,000

Shares issued in August 2003 in exchange for
  services rendered, at $0.24 per share                         -          25,450

Shares issued in August 2003 in exchange for
  prepaid rent, at $0.24 per share                              -          32,000

Shares issued in August 2003 for cash, at $0.25
  per share, net of costs and fees                              -          12,500

Shares issued in September 2003 for cash, at
  $0.25 per share, net of costs and fees                        -          30,600

Shares issued in September 2003 in exchange for
  services rendered, at $0.20 per share                         -         200,000

Shares issued in October 2003 in exchange for
  services rendered, at $0.22 per share                         -         224,202

Shares issued in October 2003 for cash, at $0.20
  per share, net of costs and fees                              -          25,000

Shares issued in November 2003 in exchange for
  services rendered, at $0.25 per share                         -         115,600

Shares issued in December 2003 in exchange for
  services rendered, at $0.18 per share                         -         400,748

Shares issued in December 2003 cash, at $0.20 per
  share, net of costs and fees                                  -          63,854

Warrants issued to consultants in exchange for
  services rendered (Note G)                                    -          44,060

Net loss                                              (13,988,500)    (13,988,500)
                                                   --------------     ------------
BALANCE AT DECEMBER 31, 2003                        $ (19,137,484)     $  570,986
                                                   ==============     ============

                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003          2002
                                                 ----          ----
Cash flows from operating activities:

Net loss                                      $(13,988,500)   $ (1,719,673)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Common stock issued in exchange for
  services rendered (Note F)                     9,689,371         979,909
Common stock issued in exchange for
research and development costs (Note C)          3,724,125            --
Stock warrants issued to consultants in
  exchange for services (Note G)                    44,060          10,233
Depreciation and amortization (Note C)             122,157            --
Other Income from forgiveness of accrued
  interest (Note D)                                   --             4,325
(Increase) decrease in accounts receivable        (103,017)           --
(Increase) decrease in inventories                  (8,057)           --
(Increase) decrease in prepaid expenses and
  deposits                                         (38,519)          7,165
Increase (decrease) in cash disbursed in
  excess of available funds                          3,102          (4,914)
Increase (decrease) in accounts payable and
  accrued liabilities                              (22,812)         18,684
                                              ------------    ------------
Net cash used in operating activities             (578,090)       (704,271)


Cash flows from investing activities:                 --              --

Cash flows from financing activities:
Proceeds from sale of common stock, net of
  costs (Note F)                                   433,447          99,375
Proceeds from (repayments to) other
  advances (Note E)                                126,527            --
Proceeds from (repayments to) related
  parties advances (Note D)                         19,489         604,994
                                              ------------    ------------
Net cash provided by investing activities          579,463         704,369
Net increase (decrease) in cash and cash
  equivalents                                        1,372              98
Cash and cash equivalents at the beginning
  of the year                                           98            --
                                              ------------    ------------
Cash and cash equivalents at the end of the
  year                                        $      1,470    $         98
                                              ============    ============

Supplemental Disclosures of Cash Flow
  Information:

Interest paid in cash                         $       --      $       --

Taxes paid in cash                                    --              --
Issuance of common stock in exchange for
  services (Note F)                              9,689,371         979,909

Issuance of stock warrants in exchange for
  services (Note G)                                 44,060          10,233

Issuance of Class A common stock in
  exchange for previously incurred debt (Note
  DE and F)                                        746,285            --

Issuance of Class B common stock in
  exchange for previously incurred debt (Note
  D and F)                                          20,000            --

Issuance of common stock in exchange for
  prepaid rent (Note F)                             32,000            --

Common stock issued in exchange for
  research and development costs (Note C)        3,724,125            --

Common stock issued in exchange for
  property and equipment (Note C)                   48,751            --

Common stock issued in exchange for
  intangible assets (Note C)                       759,751            --


                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business Operations

Swiss Medica, Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company markets and distributes bioscience products designed to enhance the well-being and health of consumers.

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

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $28,938 and $27,164 for the years ended December 31, 2003 and 2002, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $3,725,826 and $0 on research and product development for the year ended December 31, 2003 and 2002, respectively.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $13,988,500 and $1,719,673 for the year ended December 31, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $115,359 as of December 31, 2003.

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $18,364 and $0 at December 31, 2003 and 2002, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2003.


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

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIICANT ACCOUNTING POLICIES (CONTINUED)

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


In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.


Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.


                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of December 31, 2003 and 2002 are as follows:

                                     2003          2002
                                     ----          ----

      Raw Materials                $ 2,893       $     -
      Finished Goods                 5,164             -
                                   -------       -------
                                   $ 8,057       $     -
                                   =======       =======


NOTE C - ACQUISITION


On May 20, 2003 the Company acquired equipment, nine patented bioscience products and related intangible assets from General Cosmetics Corporation.

In consideration for the acquisition of the tangible and intangible assets, the Company issued a total of 6,750,000 shares of restricted common stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. , The cost of the tangible and intangible assets acquired is the fair value of the Company's common stock issued of $4,532,626.

In connection with the acquisition of the tangible and intangible assets, the Company acquired $3,724,125 of research and development assets which were charged to operations during the year ended December 31, 2003 and are included in the accompanying statement of losses as research and development expenditures.

PROPERTY AND EQUIPMENT

In connection with the acquisition of assets from General Cosmetics Corporation, the Company's acquired a total of $48,751 of property and equipment. Property and equipment at December 31, 2003 and 2002 consists of the following:

                                        2003         2002
                                        ----         ----

 Office furniture and equipment     $  48,751       $    -
 Accumulated depreciation              (6,094)           -
                                    =========       ======
                                    $  42,657       $    -

Depreciation expense included as a charge to operations amounted to $6,094 and $0 for the year ended December 31, 2003 and 2002, respectively.

INTANGIBLE ASSETS

The cost to acquire the intangible assets has been allocated to the assets acquired according to estimated fair values

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - ACQUISITION (CONTINUED)

INTANGIBLE ASSETS (CONTINUED) The intangible assets acquired are:

                                                                            Weighted Average
                                Carrying    Accumulated            Residual   Amortization
                                 Amount    Amortization    Net      Value    Period (Years)
                                 ------    ------------    ---      -----    --------------

Amortizable Intangible Assets:
Patents                        $ 563,250   $ (70,406)   $492,844    $    -        5.0
Customer Mailing Lists            30,000      (3,750)     26,250         -        5.0
Trademarks                        45,000      (5,625)     39,375         -        5.0
Non-compete agreements           112,500     (35,156)     77,344         -        2.0
Other                              9,000      (1,125)      7,875         -        5.0
                               ---------   ---------    --------    ------        ---

Total                          $ 759,750   $(116,062)   $643,688    $    -        4.6
                               =========   =========    ========    ======        ===

Total amortization expense charged to operations for the year ended December 31, 2003 was $116,062.

Estimated amortization expense for the years ended December 31 is as follows:

     2004               $ 185,700
     2005                 150,544
     2006                 129,450
     2007                 129,450
     2008                  48,544
                        ---------
     Total              $ 643,688
                        =========

NOTE D - DUE TO SHAREHOLDERS

Amounts due to the Company's principal shareholders at December 31, 2003 and 2002 are as follows:

                                                         2003        2002
                                                         ----        ----
10 % note payable to shareholder, principal and
accrued interest payable on or before June 30,
2002; unsecured. In 2003, noteholder legally
released the Company from the accrued interest           $    -   $ 505,442
liabilities and the note was revised to be
non-interest bearing and a note payable on
demand.
5 % note payable to shareholder, principal and
accrued interest payable on or before October 31,
2002; unsecured. In 2003, noteholder legally
released the Company from the accrued interest
liabilities and the note was revised to be
non-interest bearing and a note payable on demand.
Note payable on demand to shareholder,                        -      91,354
non-interest bearing; unsecured.                              -     150,000
                                                         ------    --------
                                                         $    -    $746,796

Less: current portion                                         -    (746,796)
                                                         ------    --------
                                                         $    -      $    -
                                                         ======    ========

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE D - DUE TO SHAREHOLDERS (CONTINUED)

For the year ended December 31, 2002, the Company recorded other income of $4,325 in connection with the forgiveness of accrued interest liabilities to the noteholders. In January 2003, a shareholder advanced additional $19,489 of fund to the Company for working capital purpose. No formal repayment terms or arrangements exist.

In February 2003, the Company issued a total of 2,000,000 shares of its Class A common restricted stock to the noteholders in exchange for $746,285 of debt and 2,000,000 shares of its Class B common stock in exchange for $20,000 of previously incurred debt. All outstanding balances of due to shareholders were paid in full as of December 31, 2003.

NOTE E - OTHER ADVANCES

During the year ended December 31, 2003, sophisticated investors of the Company advanced funds to the Company for working capital purposes. Total proceeds the Company received are $76,627, net of repayments. No formal repayment terms or arrangements exist. Additionally, the Company entered into an informal agreement with an investor whereby the investor advanced $50,000 of funds to the Company for working capital purposes, at interest rate of 18% per annum. No formal repayment terms or arrangements exist. Total advances from unrelated parties are $126,527 and $0 for the year ended December 31, 2003 and 2002, respectively.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of December 31, 2003 and 2002, the Company has no preferred stock issued and outstanding. The Company has 26,962,530 and 278,180 shares of Class A common stock issued and outstanding at December 31, 2003 and 2002, respectively. The Company also has issued and outstanding 2,000,000 and 0 shares of Class B common stock at December 31, 2003 and 2002, respectively.

For the year ended December 31, 2002, the Company issued an aggregate of 69,560 shares of Class A common stock to consultants for services in the amount of $979,909. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In March and April 2002, the Company issued a total of 1,325 shares of Class A common stock, or $99,375, to consultants for warrants exercised at an exercise price of $75 per share. The total numbers of Class A common shares outstanding at December 31, 2002 include 2,736 fractional shares in connection with the reverse stock split.

For the year ended December 31, 2003, the Company issued an aggregate of 15,999,431 shares of Class A common stock to consultants for services rendered in the amount of $9,689,371. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 2,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock in exchange for $766,285 of previously incurred debt (see Note D). Additionally, the Company issued an aggregate of 1,773,919 shares of Class A common stock in exchange for $433,447 of proceeds, net of costs and fees. The Company issued an aggregate of 161,000 shares in exchange for $32,000 of prepaid rent. The Company issued to General Cosmetics Corporation an aggregate of 6,750,000 shares of Class A common stock in connection with the acquisition of $48,751 of equipment, $759,751 of intangible assets, and $3,724,125 of research and development costs (see Note C).

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE F - CAPITAL STOCK (CONTINUED)

Share amounts presented in the balance sheets and statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE G - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These warrants were granted in lieu of cash compensation for services performed to a non-employee, each warrant to purchase one share of the Company's Class A common stock.

                  Warrants Outstanding                              Warrants Exercisable
                  --------------------                              --------------------
                             Weighted Average         Weighed                     Weighted
   Exercise     Number     Remaining Contractual      Average         Number       Average
    Prices    Outstanding      Life (Years)        Exercise Price   Exercisable   Exercise
    ------    -----------      -----------         --------------   -----------   -------

     $75.00       8,675               3.0            $ 75.00           8,675      $ 75.00
     $ 0.45     100,000               1.9            $  0.45         100,000      $  0.45
     $ 0.75     100,000               1.9            $  0.75         100,000      $  0.75
                -------                              -------        --------      -------
                208,675                              $  3.69         208,675      $  3.69
                =======                              =======        ========      =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                             Weighted Average
                                         Number of Shares     Price Per Share
                                         ----------------     ---------------
     Outstanding at January 1, 2002                     -
        Granted                                    10,000       $    75.00
        Exercised                                 (1,325)            75.00
        Canceled or expired                            -                 -
                                                 ---------      -----------
     Outstanding at December 31, 2002               8,675            75.00
        Granted                                   200,000             0.60
        Exercised                                       -                -
        Canceled or expired                             -                -
                                                 ---------      -----------
     Outstanding at December 31, 2003             208,675       $     3.69
                                                 =========      ===========

The weighted-average fair value of warrants granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                       2003        2002
                                                       ----        ----
     Significant assumptions (weighted-average):
         Risk-free interest rate at grant date         1.63%       1.67%
         Expected stock price volatility                 84%         26%
         Expected dividend payout                         -           -
         Expected warrant life-years (a)                  2           4
      (a)The expected warrant life is based
         on contractual expiration dates.

The amount of the expense charged to operations in connection with granting the warrants was $44,060 and $10,233 for the year ended December 31, 2003 and 2002, respectively.

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE H - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $19,137,000 which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $6,590,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

                   Non current:
                     Net operating loss carryforward   $ 6,590,000
                     Valuation allowance                (6,590,000)
                                                       -----------
                     Net deferred tax asset            $         -
                                                       ===========

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                    2003          2002
                                                    ----          ----

 Net loss available for common shareholders    $ (13,988,500)  $(1,719,673)
 Basic and fully diluted loss per share        $       (0.88)  $     (7.59)
                                               -------------   -----------
 Weighted average common shares
   outstanding, as adjusted                       15,936,124       226,626
                                               =============   ===========

Net loss per share is based upon the weighted average of shares of common stock outstanding. In November 2002 a one (1) for one hundred (100) reverse stock split of the Company's common stock was effected (See Note F). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office spaces in Toronto and Vancouver, Canada for its corporate offices. Rental expenses charged to operation during the year ended December 31, 2003 and 2002 are $22,222 and $45,433, respectively. Commitments for minimum rental under non-cancelable leases for Toronto office at the December 31, 2003 is $15,047, which has been prepaid with Company Class A common stock (see Note F). Commitments for minimum rental under non-cancelable leases for Vancouver office at the December 31, 2003 is approximately $7,658.

                               SWISS MEDICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


Litigation

During the year ended December 31, 2003, Gleiss Lutz Hootz, a German law firm filed a compaint against the Company in a Canadian jurisdiction. The complaint alleges a breach of contract and is seeking for 24,496.41 EURO, or approximately $29,762.24, for legal services. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the plaintiff's claims.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE  K- MAJOR CUSTOMER

Revenue from the Company's largest customer approximated $ 100,420 or 96% of sales for the year ended December 31, 2003.

NOTE L - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2003 and 2002, the Company incurred losses of $13,988,500 and $1,719,673, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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