Form 10QSB
period 2004-03-31
SWISS MEDICA INC
filed 2004-05-17
CIK 318245

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB



(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

                 For the quarterly period ended: March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of May 13, 2004 the Company had 55,351,524 shares of its par value $0.001 common stock issued and outstanding.

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

                               SWISS MEDICA, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets:
                  March 31, 2004 and December 31, 2003

                  Condensed Statements of Losses:
                  Three Months Ended March 31, 2004 and 2003

                  Condensed Statements of Cash Flows:
                  Three Months Ended March 31, 2004 and 2003

                  Notes to Unaudited Condensed Financial Information:
                  March 31, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               SWISS MEDICA, INC.
                            CONDENSED BALANCE SHEETS

                                                        (Unaudited)        (Audited)
                                                      March 31, 2004   December 31, 2003
                                                      --------------   -----------------
ASSETS:

Cash and cash equivalents                              $  2,243,970      $      1,471
Accounts receivable, net of allowance for doubtful
accounts of $18,673 and $18,364 at March 31, 2004
and December 31, 2003, respectively                         105,811           103,017
Inventories (Note C)                                         30,406             8,057
Prepaid expenses and deposits                                61,431            86,310
                                                       ------------      ------------

Total current assets                                      2,441,618           198,855

Property and equipment: (Note B)

Property and equipment:                                      48,751            48,751

Less: accumulated depreciation                                8,531             6,094
                                                       ------------      ------------

Total property and equipment                                 40,220            42,657

Other assets: (Note B)

Intangible assets, net of accumulated amortization
of $162,488 and $116,062 at March 31, 2004 and
December 31, 2003, respectively                             597,262           643,688
                                                       ------------      ------------
Total assets                                           $  3,079,100      $    885,200
                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Cash disbursed in excess of available funds            $         --      $      3,102
Accounts payable and accrued liabilities                    270,847           184,585
Other advances                                                9,513           126,527
                                                       ------------      ------------

Total current liabilities                                   280,360           314,214

Commitments and contingencies                                    --                --

Stockholders' equity:

Preferred stock, par value $.001 per share;
10,000,000 shares authorized; none issued at March
31, 2004 and December 31, 2003 (Note D)                          --                --

Class A Common stock, par value $ .001 per share;
100,000,000 shares authorized; 52,061,225 and
26,962,530 shares issued at March 31, 2004 and
December 31, 2003, respectively (Note D)                     52,061            26,963

Class B Common stock, par value $.001 per share;
50,000,000 shares authorized; 2,000,000 shares
issued at March 31, 2004 and December 31, 2003,
respectively (Note D)                                         2,000             2,000

Additional paid-in capital                               24,102,661        19,679,507

Accumulated deficit                                     (21,357,982)      (19,137,484)
                                                       ------------      ------------

Total stockholders' equity                                2,798,740           570,986
                                                       ------------      ------------
Total liabilities and stockholders' equity             $  3,079,100      $    885,200
                                                       ============      ============


   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                              For the three months
                                                                 ended March 31,
                                                        ------------------------------
                                                            2004              2003
                                                        ------------      ------------
Revenue:
Sales, net                                              $      6,069      $         --

Cost of Sales                                                  1,222                --
                                                        ------------      ------------

Gross Profit                                                   4,847                --

Operating Expenses:

Selling, General and Administrative expenses               2,176,482         1,559,215

Depreciation and Amortization (Note B)                        48,863                --
                                                        ------------      ------------

Total Operating Expenses                                   2,225,345         1,559,215


Loss from Operations                                      (2,220,498)       (1,559,215)

Provision for Income Taxes                                        --                --
                                                        ------------      ------------

Net Loss                                                $ (2,220,498)     $ (1,559,215)
                                                        ============      ============

Loss per common share (basic and assuming dilution)     $      (0.07)     $      (0.74)
                                                        ============      ============

Weighted average common shares outstanding                32,001,503         2,121,341


   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the three month
                                                                           ended March 31,
                                                                    ----------------------------
                                                                        2004             2003
                                                                    -----------      -----------
Cash flows from operating activities:
Net loss                                                            $(2,220,498)     $(1,559,215)

Adjustments to reconcile net loss to net cash (used in)
operating activities:
Common stock issued in exchange for services rendered (Note D)        1,266,879        1,602,842
Common stock issued in exchange for expenses paid by
shareholders (Note D)                                                     7,374           20,000
Stock warrants issued to consultants in exchange for services
(Note E)                                                                287,500               --
Depreciation and amortization (Note B)                                   48,863               --
Expenses prepaid in prior period                                         26,710
(Increase) decrease in accounts receivable                               (2,795)              --
(Increase) decrease in inventories                                      (22,350)              --
(Increase) decrease in deposits and other assets                         (1,830)              --
Increase (decrease) in cash disbursed in excess of available
funds                                                                    (3,102)              26
Increase (decrease) in accounts payable and accrued liabilities          86,261          (63,751)
                                                                    -----------      -----------
Net cash (used in) operating activities                                (526,988)             (98)

Cash flows from investing activities:                                        --               --

Cash flows from financing activities:

Proceeds from sale of common stock, net of costs                      2,886,500               --
Proceeds from (repayments to) third party advances                     (117,013)              --
                                                                    -----------      -----------
Net cash provided by investing activities                             2,769,487               --

Net increase (decrease) in cash and cash equivalents                  2,242,499              (98)
Cash and cash equivalents at the beginning of the period                  1,471               98
                                                                    -----------      -----------
Cash and cash equivalents at the end of the period                  $ 2,243,970      $        --
                                                                    ===========      ===========
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                               $        --      $        --

Taxes paid in cash                                                           --               --

Issuance of common stock in exchange for services                     1,266,879        1,602,842
Issuance of common stock in exchange for expenses paid by
shareholders                                                              7,374           20,000

Issuance of common stock in exchange for debts                               --          766,796

Issuance of stock warrants in exchange for services                     287,500               --

Expenses prepaid in prior period                                         26,710               --


   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc., (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is currently a Bioscience distribution company.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent periods. The Company has no stock based awards of compensation issued and outstanding as of March 31, 2004.

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - ACQUISITION

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

PROPERTY AND EQUIPMENT

In connection with the acquisition of assets from General Cosmetics Corporation, the Company's acquired a total of $48,751 of property and equipment. Property and equipment at March 31, 2004 and December 31, 2003 consists of the following:

                                         March 31, 2004      December 31, 2003
                                         --------------      -----------------
  Office furniture and equipment            $  48,751           $  48,751
  Accumulated depreciation                    (8,531)             (6,094)
                                            ---------           ---------
                                            $  40,220           $  42,657
                                            =========           =========

Depreciation expense included as a charge to operations amounted to $2,437 and $0 for the period ended March 31, 2004 and 2003, respectively.

INTANGIBLE ASSETS

The cost to acquire the intangible assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs are included in results from operations may be necessary.

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - ACQUISITION (CONTINUED)

INTANGIBLE ASSETS (Continued)

The intangible assets acquired are:

                                        Gross                                             Weighted Average
                                      Carrying     Accumulated                 Residual     Amortization
                                       Amount     Amortization       Net        Value      Period (Years)
                                       ------     ------------       ---        -----      --------------
Amortizable Intangible Assets:
Patents                               $563,250      $(98,569)     $464,681      $   --          5.0
Customer Mailing Lists                  30,000        (5,250)       24,750          --          5.0
Trademarks                              45,000        (7,875)       37,125          --          5.0
Non-compete agreements                 112,500       (49,219)       63,281          --          2.0
Other                                    9,000        (1,575)        7,425          --          5.0
                                     ---------     ---------     ---------      ------          ---
Total                                $ 759,750     $(162,488)    $ 597,262      $   --          4.6
                                     =========     =========     =========      ======          ===

Total amortization expense charged to operations for the period ended March 31, 2004 and 2003 was $46,426 and $0, respectively.

Estimated amortization expense as of March 31, 2004 is as follows:

       2004                             $ 139,274
       2005                               150,544
       2006                               129,450
       2007                               129,450
       2008                                48,544
                                        ---------
       Total                            $ 597,262
                                        =========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of March 31, 2004 and December 31, 2003 are as follows:

                                      March 31, 2004         December 31, 2003
                                      --------------         -----------------
         Raw Materials                   $  8,266                $ 2,893
         Finished Goods                    22,140                  5,164
                                         --------                -------
                                         $ 30,406                $ 8,057
                                         ========                =======

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of March 31, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has 52,061,225 and 26,962,530 shares of Class A common stock issued and outstanding at March 31, 2004 and December 31, 2003, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at March 31, 2004 and December 31, 2003.

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

For the three-month period ended March 31, 2004, the Company issued an aggregate of 5,566,825 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $1,266,879. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 19,490,000 shares of Class A common stock in exchange for $2,886,500 of proceeds, net of costs and fees. The Company issued an aggregate of 41,870 shares of Class A common stock in exchange for $7,374 of expenses paid by shareholders.

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

                      Warrants Outstanding                            Warrants Exercisable
               ----------------------------------                  ----------------------------
                               Weighted Average       Weighted                      Weighted
    Exercise      Number    Remaining Contractual     Average         Number        Average
     Prices    Outstanding       Life (Years)      Exercise Price  Exercisable   Exercise Price
    --------   -----------  ---------------------  --------------  -----------   --------------
     $75.00         8,675            2.6              $ 75.00           8,675        $ 75.00
     $ 0.45       100,000            1.7              $  0.45         100,000        $  0.45
     $ 0.75       100,000            1.7              $  0.75         100,000        $  0.75
     $ 0.40     7,906,250            3.0              $  0.40       7,906,250        $  0.40
     $ 0.30     7,906,250            3.0              $  0.30       7,906,250        $  0.30
     $ 0.25    13,571,250            1.1              $  0.25      13,571,250        $  0.25
     $ 0.16     1,562,500            3.0              $  0.16       1,562,500        $  0.16
                ---------            ---              -------      ----------        -------
               31,154,925            2.2              $  0.32      31,154,925        $  0.32
               ==========            ===              =======      ==========        =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                                            Weighted Average
                                          Number of Shares  Price Per Share
                                          ----------------  ----------------
       Outstanding at January 1, 2002                --
          Granted                                10,000        $ 75.00
          Exercised                              (1,325)         75.00
          Canceled or expired                        --             --
                                            -----------        -------
       Outstanding at December 31, 2002           8,675          75.00
          Granted                               200,000           0.60
          Exercised                                  --             --
          Canceled or expired                        --             --
                                            -----------        -------
       Outstanding at December 31, 2003         208,675           3.69
          Granted                            30,946,250           0.30
          Exercised                                  --             --
          Canceled or expired                        --             --
                                            -----------        -------
       Outstanding at March 31, 2 004        31,154,925        $  0.32
                                            ===========        =======

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE E - WARRANTS (CONTINUED)

The weighted-average fair value of warrants granted to employees during the period ended March 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                    2004        2003
                                                   -----       -----
    Significant assumptions (weighted-average):
      Risk-free interest rate at grant date         2.25%       1.63%

      Expected stock price volatility                 33%         84%
      Expected dividend payout                        --          --
      Expected warrant life-years (a)              2 to 4      2 to 4

      (a) The expected warrant life is based on contractual expiration dates.

The amount of the expense charged to operations in connection with granting the warrants was $287,500 and $0 for the period ended March 31, 2004 and 2003, respectively.

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

         As of May 16, 2003 we began to implement a new business plan pursuant to which we will market and distribute proprietary bioscience health products, focused on chronic ailments. We retained a new management team to implement this new business plan. The global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs. The global market for natural, herbal and bioscience products is currently estimated to be over $60 billion and growing rapidly.

         On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time. We are currently marketing and selling the pain relief formulation called "024 Pain Relief" in both Canada and the United States. O24 pain relief complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. We have not yet determined when the remaining products will be introduced. The combined U.S., over-the-counter and prescription market for pain relief products is estimated to be $12 billion in 2003.

         We will continue to look for quality proprietary, natural bioscience products to license and/or acquire. We plan to sell our products through multiple distribution channels including, retail outlets, via the Internet, via health care professionals, and via direct response, and via healthcare professionals.

         To date during 2004, we have expanded the distribution of O24 pain relief into major retail outlets in Canada and anticipate entering major retail outlets in the United States in the latter part of 2004.

         We currently have 8 individuals who render services to us for our day-to-day operations.

Forward Looking Statements

This report may contain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.


Management's Discussion and Analysis of Financial Condition and Results of Operations


QUARTER ENDED MARCH 31, 2004

         Swiss Medica net revenues for the first quarter of 2004 were $6,069. Swiss Medica began generating revenues in the third quarter of 2003, and prior to June 2003 had no active operations. Therefore any comparisons of results of operations and financial position with the quarter ended March 31, 2003 are not relevant.

The following is a summary of financial information for the quarter ended March 31, 2004:

        Net Sales:                              $    6,069
        Cost of Sales:                          $    1,222
                                                ----------

        Gross Profit:                           $    4,847
        Gross Profit as % of Sales:                    80%

        Operating expenses:
            Wages & Salaries:                   $   15,944
           Selling General & Administrative
            expenses:                           $2,146,038
            Depreciation and amortization:      $   48,863

        Total operating expenses:               $2,210,845

        Net Loss:                                2,205,998

        Loss per Common Share:                  $     0.07

         SALES

         Our revenues from operations for the quarter ended March 31, 2004 were $6,588 (before discount allowances), and were generated predominately by sales to Canadian retail outlets totaling $5,153 (before discount allowances). The balance of our first quarter revenue (approximately 12%) was generated via internet (on-line) sales, totaling $1,435. We allowed a provision of $519 to cover discounts, commissions and cooperative advertising costs.

         COST OF SALES AND GROSS PROFIT

         Our first quarter ending March 31, 2004, cost of sales are $1,222, generating a percentage margin on sales of 82%. Our gross profit percentage is higher than we would anticipate for the balance of 2004 as our cost of sales were lower than expected due to below market priced inventory acquired from General Cosmetics Corporation. We anticipate normalized gross profit percentages to be between 50% and 60%, depending on the distribution mix of our revenue and related discounts and cooperative advertising costs. It should also be noted that the raw materials used in the production process are commodities and prices may vary significantly, depending upon prevalent market conditions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Stock based compensation to Directors, Officers, Consultants & Professional Advisors totaled $1,266,879. An additional $287,500 stock warrants were issued to consultants in exchange for services. Stock based compensation was granted to recruit and compensate executives, directors, legal advisors, marketing, business and development advisors.

         Cash based compensation was paid to our staff of eight full-time employees, consulting fees for outside directors, legal advisors and marketing consultants. Certain executives currently have not received cash based compensation since September 2003 but have been compensated exclusively with stock based compensation.

         Other selling, general and administrative costs include rent and other office expenses relating to two offices in Toronto and Vancouver, and travel expenses.

         DEPRECIATION & AMORTIZATION

         Depreciation & Amortization expenses of $48,863 were incurred during the quarter ended March 31, 2004 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, our current assets exceed current liabilities in the amount of $2,161,258. As a result of our operating losses during the first quarter of 2004, we generated a cash flow deficit of $526,988 from operating activities. We used no cash flows in connection with investing activities in 2004. We met our cash requirements through the private placement of $ 2,886,500 of common stock.

         In the first quarter of 2004 we completed private offerings of securities totaling $2,886,500 to provide working capital to fund our operations, acquire inventory, step-up our marketing & advertising campaign and to repay $117,013 of third party advances.

         On February 13, 2004 we closed a private equity financing of $250,000 through a private placement to Platinum Partners Global Equity Fund, L.P., issuing 2,500,000 Common shares and 3,750,000 related Warrants. On February 13, 2004 we closed a private equity financing of $50,000 through a private placement to Fennmore Holdings, issuing 500,000 Common shares and 750,000 related Warrants. On March 30, 2004 we closed an equity financing of $2.5 million through a private placement to eighteen investors, issuing 15,625,000 Common shares and 23,437,500 related Warrants. We will continue to fund our operations through additional sales of our securities and/or through shareholder loans as required. During the Quarter we also closed several private equity financings totaling $86,500, for which we issued a total of 865,000 Common shares and 865,000 related Warrants.

         By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow requirements through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 25% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 57,351,524 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We plan to use all of our earnings to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.


ITEM 3. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer) the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

         Gleiss Lutz Hootz, a German law firm, has brought suit against Global Path Inc., our predecessor Company, in a Canadian jurisdiction for $24,496.41 EURO, or approximately $29,266.00, for legal services allegedly authorized by us in connection with an attempted acquisition transaction. We have defended this action on the basis that the transaction was aborted prior to the plaintiff having been authorized to spend any significant amount of time on the file and that the accounts rendered are grossly excessive. The action is still in its early stages and we intend to continue to vigorously defend it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004 we agreed to issue 19,490,000 shares of our restricted Common Stock and underlying warrants totaling 28,802,500 to twenty-four investors in exchange for a total investment of $2,886,500. The Company shall use its best efforts to file a registration statement to register the shares of common stock and the related shares underlying the warrants issued by May 15, 2004.


During the quarter ended March 31, 2004 we issued 5,708,695 shares of our Common Stock to various individuals and corporations in exchange for management services and consulting services, which includes 457,377 shares issued to R. Kilambi, our Chief Executive Officer and Chief Financial Officer, and 443,363 shares issued to G. Nuttall, our Executive Vice President, which were issued in lieu of salary or wages . The total value of the services we received was $1,266,879. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.




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

    31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

    32. Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

          (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

          (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

          (3)  Previously filed.

          (4)  Filed herewith.

    (b)  Reports on Form 8-K filed during the three months ended
         March 31, 2004

The Company filed Form 8-K, earliest event report dated February 19, 2004 under

Items 5. Other Events and Regulation FD Disclosure.


                                         SWISS MEDICA, INC.

                                         By: /s/RAGHU KILAMBI
                                         --------------------------------------
Date:  May 14, 2004                      Raghu Kilambi, Chief Executive Officer
                                         and Chief Financial Officer