Form 10QSB
period 2004-06-30
SWISS MEDICA INC
filed 2004-08-12
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________


                        Commission file number 000-09489

                               SWISS MEDICA, INC.
                 (Name of Small Business Issuer in Its Charter)


                  Delaware                          98-0355519
         (State of Incorporation)       (IRS Employer Identification No.)

                                 53 Yonge Street
                                   Third Floor
                        Toronto, Ontario, Canada M5E 1J73
                    (Address of Principal Executive Offices)

                                 (416) 868-0202
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of August 4, 2004 the Company had 56,587,898 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [ ]          No [X]

                               SWISS MEDICA, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets:
                  June 30, 2004 and December 31, 2003

                  Condensed Statements of Losses:
                  Three and Six Months Ended June 30, 2004 and 2003

                  Condensed Statements of Cash Flows:
                  Six Months Ended June 30, 2004 and 2003

                  Notes to Unaudited Condensed Financial Information:
                  June 30, 2004

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               SWISS MEDICA, INC.
                            CONDENSED BALANCE SHEETS

                                                                   (Unaudited)      (Audited)
                                                                  June 30, 2004  December 31, 2003
                                                                  -------------  -----------------
ASSETS:
Cash and cash equivalents                                         $  1,477,009     $      1,471
Accounts receivable, net of allowance for doubtful
accounts of $21,795 and $18,364 at June 30, 2004 and
December 31, 2003, respectively                                        123,507          103,017

Inventories (Note C)                                                    65,142            8,057

Prepaid expenses and deposits                                          122,893           86,310
                                                                  ------------     ------------
Total current assets                                                 1,788,551          198,855

Property and equipment: (Note B)

Property and equipment:                                                 48,751           48,751

Less: accumulated depreciation                                          10,969            6,094
                                                                  ------------     ------------
Total property and equipment                                            37,782           42,657

Other assets:

Intangible assets, net of accumulated amortization of
$208,912 and $116,062 at June 30, 2004 and December 31,
2003, respectively (Note B)                                            550,837          643,688
                                                                  ------------     ------------
Total assets                                                      $  2,377,170     $    885,200
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds                       $         --     $      3,102

Accounts payable and accrued liabilities                               217,196          184,585

Other advances                                                              --          126,527
                                                                  ------------     ------------

Total current liabilities                                              217,196          314,214

Commitments and contingencies                                               --               --

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares
authorized; none issued at June 30, 2004 and December 31, 2003                               --

Class A Common stock, par value $ .001 per share;
100,000,000 shares authorized; 56,228,767 and 26,962,530
shares issued at June 30, 2004 and December 31, 2003,
respectively                                                            56,229           26,963

Class B Common stock, par value $.001 per share;
50,000,000 shares authorized; 2,000,000 shares issued at
June 30, 2004 and December 31, 2003                                      2,000            2,000

Additional paid-in capital                                          24,933,713       19,679,507

Accumulated deficit                                                (22,831,968)     (19,137,484)
                                                                  ------------     ------------
Total stockholders' equity                                           2,159,974          570,986
                                                                  ------------     ------------
Total liabilities and stockholders' equity                        $  2,377,170     $    885,200
                                                                  ============     ============

   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                               For the three months               For the six months
                                                   ended June 30,                    ended June 30,
                                              2004             2003             2004             2003
                                          ------------     ------------     ------------     ------------
Revenue:
Sales, net                                $     23,595     $         --     $     29,664     $         --

Cost of Sales                                    5,435               --            6,657               --
                                          ------------     ------------     ------------     ------------

Gross Profit                                    18,160               --           23,007               --

Operating Expenses:

Research and Development                         2,601        3,724,125            2,601        3,724,125
Selling, General and Administrative
expenses                                     1,440,683        4,674,334        3,617,165        6,233,549

Depreciation and Amortization (Note B)          48,862           28,669           97,725           28,669
                                          ------------     ------------     ------------     ------------

Total Operating Expenses                     1,492,146        8,427,128        3,717,491        9,986,343

Loss from Operations                        (1,473,986)      (8,427,128)      (3,694,484)      (9,986,343)

Provision for Income Taxes                          --               --               --               --
                                          ------------     ------------     ------------     ------------

Net Loss                                  $ (1,473,986)    $ (8,427,128)    $ (3,694,484)    $ (9,986,343)
                                          ============     ============     ============     ============

Loss per common share (basic and
assuming dilution)                        $      (0.03)    $      (0.65)    $      (0.09)    $      (1.15)
                                          ============     ============     ============     ============

Weighted average common shares
outstanding                                 54,758,251       12,825,803       43,346,814        8,669,928



   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the six months ended June 30,
                                                                                    2004             2003
                                                                                 -----------     -----------
Cash flows from operating activities:
Net loss                                                                         $(3,694,484)    $(9,986,343)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered                              2,042,098       6,108,993
Common stock issued in exchange for expenses paid by shareholders                      7,374          23,731
Common stock issued in exchange for research and development costs                        --       3,724,125
Stock warrants issued in exchange for services (Note E)                              287,500              --
Common stock issued in exchange for prepaid service fees                              60,000              --
Amortization of prepaid service fees paid by common stock                            (30,000)             --
Depreciation and amortization                                                         97,725          28,669
Expenses prepaid in prior period                                                      53,417              --
(Increase) decrease in accounts receivable                                           (20,490)             --
(Increase) decrease in inventories                                                   (57,085)             --
(Increase) decrease in deposits and other assets                                     (60,000)         15,791
Increase (decrease) in cash disbursed in excess of available funds                    (3,102)             --
Increase (decrease) in accounts payable and accrued liabilities                       32,612         (61,056)
                                                                                 -----------     -----------
Net cash (used in) operating activities                                           (1,284,435)       (146,090)

Cash flows from investing activities:
Issuance of loan receivable                                                               --         (30,000)
                                                                                 -----------     -----------

Net cash (used in) investing activities                                                   --         (30,000)

Cash flows from financing activities:
Other advance                                                                             --          12,500
Proceeds from sale of common stock, net of costs                                   2,886,500         253,031
Proceeds from (repayments to) third party advances                                  (126,527)         18,958
                                                                                 -----------     -----------

Net cash provided by investing activities                                          2,759,973         284,489
Net increase (decrease) in cash and cash equivalents                               1,475,538         108,399
Cash and cash equivalents at the beginning of the period                               1,471              98
                                                                                 -----------     -----------
Cash and cash equivalents at the end of the period                               $ 1,477,009     $   108,497
                                                                                 ===========     ===========
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                            $        --     $        --
Taxes paid in cash                                                                        --              --
Issuance of common stock in exchange for services                                  2,042,098       6,108,993
Issuance of common stock in exchange for expenses paid by
  shareholders                                                                         7,374          23,731
Issuance of common stock in exchange for debts                                            --         766,796
Common stock issued in exchange for research and development costs                        --       3,724,125
Common stock issued in exchange for office equipment                                      --          48,751
Common stock issued in exchange for intangible assets                                     --         759,750
Issuance of stock warrants in exchange for services                                  287,500              --
Common stock issued in exchange for prepaid service fees                              60,000              --
Amortization of prepaid service fees paid by common stock                            (30,000)             --
Expenses prepaid in prior period                                                      53,417              --


   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc. (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is currently a Bioscience distribution Company.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

                                                For the three months ended       For the six months ended
                                                         June 30,                        June 30,
                                                         ---------                       --------
                                                    2004              2003             2004            2003
                                               -----------     -----------     -----------     -----------
Net income (loss) - as reported                $(1,473,986)    $(8,427,128)    $(3,694,484)    $(9,986,343)
Add: Total stock based employee
  compensation expense as reported under
  intrinsic value method (APB. No. 25)                  --              --              --              --
Deduct: Total stock based employee
  compensation expense as reported under
  fair value based method (SFAS No. 123)                --              --              --              --
                                               -----------     -----------     -----------     -----------
Net income (loss) - Pro Forma                  $(1,473,986)    $(8,427,128)    $(3,694,484)    $(9,986,343)
Net income (loss) attributable to common
  stockholders - Pro forma                     $(1,473,986)    $(8,427,128)    $(3,694,484)    $(9,986,343)
Basic (and assuming dilution) earning
  (loss) per share - as reported               $     (0.03)    $     (0.65)    $     (0.09)    $     (1.15)
                                               ===========     ===========     ===========     ===========
Basic (and assuming dilution) earning
  (loss) per share - Pro forma                 $     (0.03)    $     (0.65)    $     (0.09)    $     (1.15)
                                               ===========     ===========     ===========     ===========

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

PROPERTY AND EQUIPMENT

In connection with the acquisition of assets from General Cosmetics Corporation, the Company's acquired a total of $48,751 of property and equipment. Property and equipment at June 30, 2004 and December 31, 2003 consists of the following:

                                     June 30, 2004    December 31, 2003
                                     -------------    -----------------
  Office furniture and equipment        $ 48,751         $ 48,751
  Accumulated depreciation               (10,969)          (6,094)
                                        --------         --------
                                        $ 37,782         $ 42,657
                                        ========         ========

Depreciation expense included as a charge to operations amounted to $4,875 and $5,456 for the period ended June 30, 2004 and 2003, respectively.

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - ACQUISITION (CONTINUED)

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

The intangible assets acquired are:

                                     Gross                                              Weighted Average
                                   Carrying    Accumulated                 Residual      Amortization
                                    Amount    Amortization       Net        Value       Period (Years)
                                  ---------   ------------    ---------    --------     ----------------
Amortizable Intangible Assets:
Patents                           $ 563,250     $(126,731)    $ 436,519    $    --            5.0
Customer Mailing Lists               30,000        (6,750)       23,250         --            5.0
Trademarks                           45,000       (10,125)       34,875         --            5.0
Non-compete agreements              112,500       (63,281)       49,219         --            2.0
Other                                 9,000        (2,026)        6,974         --            5.0
                                  ---------     ---------     ---------    -------        -------
Total                             $ 759,750     $(208,913)    $ 550,837    $    --            4.6
                                  =========     =========     =========    =======        =======

Total amortization expense charged to operations for the period ended June 30, 2004 and 2003 was $92,850 and $23,213, respectively.

Estimated amortization expense at June 30, 2004 is as follows:

       2004                             $  92,849
       2005                               150,544
       2006                               129,450
       2007                               129,450
       2008                                48,544
                                        ---------
       Total                            $ 550,837
                                        =========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of June 30, 2004 and December 31, 2003 are as follows:

                                   June 30, 2004          December 31, 2003
                                   -------------          -----------------
         Raw Materials                $ 44,474                $ 2,893
         Finished Goods                 20,668                  5,164
                                      --------                -------
                                      $ 65,142                $ 8,057
                                      ========                =======

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of June 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has 56,228,767 and 26,962,530 shares of Class A common stock issued and outstanding at June 30, 2004 and December 31, 2003, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at June 30, 2004 and December 31, 2003.

For the six-month period ended June 30, 2004, the Company issued an aggregate of 9,734,367 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $2,042,098 and prepaid service fees of $60,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 19,490,000 shares of Class A common stock in exchange for $2,886,500 of proceeds, net of costs and fees. The Company issued an aggregate of 41,870 shares of Class A common stock in exchange for $7,374 of expenses paid by shareholders.

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

                      Warrants Outstanding                                Warrants Exercisable
               -------------------------------------                  ----------------------------
                                  Weighted Average       Weighted                      Weighted
    Exercise      Number       Remaining Contractual     Average         Number        Average
     Prices    Outstanding          Life (Years)      Exercise Price  Exercisable   Exercise Price
    --------   -----------     ---------------------  --------------  -----------   --------------
     $75.00          8,675              2.35             $ 75.00           8,675       $ 75.00
     $ 0.45        100,000              1.45             $  0.45         100,000       $  0.45
     $ 0.75        100,000              1.45             $  0.75         100,000       $  0.75
     $ 0.40      7,906,250              2.75             $  0.40       7,906,250       $  0.40
     $ 0.30      7,906,250              2.75             $  0.30       7,906,250       $  0.30
     $ 0.25     13,571,250              2.35             $  0.25      13,571,250       $  0.25
     $ 0.16      1,562,500              2.75             $  0.16       1,562,500       $  0.16
                ----------              ----             -------      ----------       -------
                31,154,925              2.57             $  0.32      31,154,925       $  0.32
                ==========              ====             =======      ==========       =======

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE E - WARRANTS (CONTINUED)

Transactions involving warrants issued to non-employees are summarized as follows:

                                            Number of    Weighted Average
                                             Shares      Price Per Share
                                           -----------   ----------------
       Outstanding at January 1, 2002               --
          Granted                               10,000      $   75.00
          Exercised                             (1,325)         75.00
          Canceled or expired                       --             --
                                           -----------      ---------
       Outstanding at December 31, 2002          8,675          75.00
          Granted                              200,000           0.60
          Exercised                                 --             --
          Canceled or expired                       --             --
                                           -----------      ---------
       Outstanding at December 31, 2003        208,675           3.69
          Granted                           30,946,250           0.30
          Exercised                                 --             --
          Canceled or expired                       --             --
                                           -----------      ---------
       Outstanding at June 30, 2 004        31,154,925      $    0.32
                                           ===========      =========

The weighted-average fair value of warrants granted to shareholders during the period ended June 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                         2004          2003
                                                        ------        ------
     Significant assumptions (weighted-average):
         Risk-free interest rate at grant date           2.25%         1.63%
         Expected stock price volatility                   33%           84%
         Expected dividend payout                           --            --
         Expected warrant life-years (a)                2 to 4        2 to 4

       (a) The expected warrant life is based on contractual expiration dates.

The amount of the expense charged to operations in connection with granting the warrants was $287,500 and $0 for the period ended June 30, 2004 and 2003, respectively.

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

Item 2. Management's Discussion and Analysis of Results of Operating and Financial Condition

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

         As of May 16, 2003 we began to implement a new business plan pursuant to which we market and distribute proprietary bioscience health products, focused on chronic ailments. We retained a new management team to implement this new business plan. The global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs. The global market for natural, herbal and bioscience products is currently estimated to be over $60 billion and growing rapidly.

         On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulation called "024 Pain Relief" in both Canada and the United States. O24 pain relief complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet we have not determined when the remaining products will be introduced. In 2003, the combined U.S., over-the-counter and prescription market for pain relief products was estimated to be $12 billion.

         We will continue to look for quality proprietary, natural bioscience products to license and/or acquire. We plan to sell our products through multiple distribution channels including, via; retail outlets, the Internet, health care professionals, direct response, and via healthcare professionals.

         To date during 2004, we have expanded the distribution of O24 pain relief into major retail outlets in Canada and to massage and pain clinics in the United States. We anticipate entering major retail outlets in the United States in the third quarter of 2004.

         We currently have 10 individuals who render services to us for our day-to-day operations.

THREE AND SIX MONTHS ENDED JUNE 30, 2004

         Swiss Medica net revenues for the second quarter of 2004 were $23,595 and $29,664 for the six months ended June 30, 2004. Swiss Medica began generating revenues in the third quarter of 2003, and prior to June 2003 had no active operations. Therefore any comparisons of results of operations and financial position with the quarter ended June 30, 2003 are not relevant.

The following is a summary of financial information for the three and six months ended June 30, 2004:

                                                             Three months      Six months
                                                             -----------      -----------
         Net Sales:                                          $    23,595      $    29,664
         Cost of Sales:                                      $     5,435      $     6,657
                                                             -----------      -----------

         GROSS PROFIT:                                       $    18,160      $    23,007
         Gross Profit as % of Sales:                                 77%              78%

         Operating expenses:
             Research & Development expenses:                $     2,601      $     2,601
             Wages & Salaries:                               $    80,928      $    80,928
             Cash based Selling General & Administrative
               expenses:                                     $   554,536      $ 1,169,265
             Stock based Selling General & Administrative
               expenses:                                     $   805,219      $ 2,366,972
            Depreciation and amortization:                   $    48,862      $    97,725

         TOTAL OPERATING EXPENSES:                           $ 1,492,146      $ 3,717,491
                                                             -----------      -----------

         Net Loss:                                           $ 1,473,986      $ 3,694,484

         Loss per Common Share:                              $     (0.03)     $     (0.09)

         SALES

         Our revenues from operations for the quarter ended June 30, 2004 were $23,595 (net of allowance for discounts and doubtful accounts), and were generated predominately by sales to American massage and pain clinics, totaling $23,021 and Canadian retail outlets totaling $2,072. The balance of our first quarter revenue (approximately 7%) was generated via internet (on-line) sales, totaling $1,806. We allowed a provision to cover discounts, commissions, cooperative advertising costs and doubtful accounts. Revenues from operations for the six months ending June 30, 2004 were $29,664, net of allowance for discounts and doubtful accounts.

         COST OF SALES AND GROSS PROFIT

         Our second quarter ending June 30, 2004, cost of sales are $5,435, generating a percentage margin on sales of 77%, and $6,657 for the six months ending June 30, 2004, generating a percentage margin of 78%. Gross profit percentage is higher than we would anticipate for the balance of 2004 as our cost of sales were lower than expected due to below market priced inventory acquired from General Cosmetics Corporation. We anticipate normalized gross profit percentages to be between 50% and 60%, depending on the distribution mix of our revenue and related discounts and cooperative advertising costs. It should also be noted that the raw materials used in the production process are commodities and prices may vary significantly, depending upon prevalent market conditions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Stock based compensation to Consultants & Professional Advisors totaled $775,219. An additional $30,000 of Class A common stock was issued in exchange for prepaid services. Stock based compensation was granted to recruit and compensate legal advisors, marketing, business and development advisors.

         Cash based Selling, General and Administrative costs totaled $554,536 for the quarter ending June 30, 2004 ($1,169,265 for the six months ending June 30, 2004) and includes approximately:

         o   $132,000 on new packaging and marketing material,
         o   $112,000 on a major U.S. trade show
         o   $97,000 on Public and Investor relations
         o   $70,000 on product marketing

         Other selling, general and administrative costs include legal expense, insurance, rent and other office expenses relating to two offices; ( Toronto and Vancouver), and travel expenses.

         DEPRECIATION AND AMORTIZATION

         Depreciation and Amortization expenses of $48,862 were incurred during the quarter ended June 30, 2004 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition. Depreciation and Amortization expenses for the six months ending June 30, 2004 totaled $97,725.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, our current assets exceed current liabilities in the amount of $1,571,355. As a result of our operating losses incurred during the six months ended June 30, 2004, we generated a cash flow deficit from operating activities of $1,284,435. We used no cash flows in connection with investing activities in 2004. We met our cash requirements primarily through the private placement of $ 2,886,500 gross proceeds of common stock which closed during the first quarter of 2004.

         In the first quarter of 2004 we completed private offerings of securities totaling $2,886,500 to provide working capital to fund our operations, acquire inventory, step-up our marketing & advertising campaign and to repay approximately $120,000 of third party advances.

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

         By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow requirements through the end of 2004. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

WE HAVE LIMITED OPERATING HISTORY.

         We have been engaged in our current business for slightly more than one year. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There is no assurance that we will be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 20% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 58,587,898 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our Chief Financial Officer) the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

         Gleiss Lutz Hootz, a German law firm, has brought suit against Global Path Inc., our predecessor Company, in a Canadian jurisdiction for $24,496.41 EURO, or approximately $29,838.00, for legal services allegedly authorized by us in connection with an attempted acquisition transaction. We have defended this action on the basis that the transaction was aborted prior to the plaintiff having been authorized to spend any significant amount of time on the file and that the accounts rendered are grossly excessive. The action is still in its early stages and we intend to continue to vigorously defend it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2004 we issued 4,167,542 shares of our Common Stock to various individuals and corporations in exchange for consulting services. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

      31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

      32. Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

            (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

            (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

            (3)   Previously filed.

            (4)   Filed herewith.

          (b) Reports on Form 8-K filed during the three months ended June 30, 2004

The Company filed Form 8-K, earliest event report dated June 22, 2004 under Items 5. Other Events and Regulation FD Disclosure.


                                   SWISS MEDICA, INC.


                                   By:  RAGHUNAUTH KILAMBI

                                   /s/ Raghunath Kilambi
                                   --------------------------------------
Date:  August 10, 2004             Raghunath Kilambi, Chief Executive Officer
                                      and Chief Financial Officer