Form 10QSB
period 2004-09-30
SWISS MEDICA INC
filed 2004-11-10
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

                                 (416) 868-0202
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of November 5, 2004 the Company had 58,513,612 shares of its par value $0.001 class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes [ ]          No [X]

                               SWISS MEDICA, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets:
                  September 30, 2004 and December 31, 2003

                  Condensed Statements of Losses:
                  Three and Nine Months Ended September 30, 2004 and 2003

                  Condensed Statements of Cash Flows:
                  Nine Months Ended September 30, 2004 and 2003

                  Notes to Unaudited Condensed Financial Information:
                  September 30, 2004

         Item 2. Management's Discussion and Analysis of Results of Operation and Financial Condition

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               SWISS MEDICA, INC.
                            CONDENSED BALANCE SHEETS

                                                                  (Unaudited)
                                                              September 30, 2004  December 31, 2003
                                                              ------------------  -----------------
ASSETS:
Cash and cash equivalents                                        $    683,521       $      1,471

Accounts receivable, net of allowance for doubtful accounts
of $10,105 and $18,364 at September 30, 2004 and December
31, 2003, respectively                                                233,002            103,017

Inventories (Note C)                                                  250,263              8,057

Prepaid expenses and deposits                                         165,458             86,310
                                                                 ------------       ------------

Total current assets                                                1,332,244            198,855

Property and equipment: (Note B)

Property and equipment:                                                48,751             48,751

Less: accumulated depreciation                                         13,406              6,094
                                                                 ------------       ------------

Total property and equipment                                           35,345             42,657

Other assets: (Note B)
Intangible assets, net of accumulated amortization of
$255,338 and $116,062 at September 30, 2004 and December 31,
2003, respectively                                                    504,412            643,688
                                                                 ------------       ------------

Total assets                                                     $  1,872,001       $    885,200
                                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds                      $         --       $      3,102

Accounts payable and accrued liabilities                              349,457            184,585

Other advances                                                             --            126,527
                                                                 ------------       ------------

Total current liabilities                                             349,457            314,214


Commitments and contingencies                                              --                 --

Stockholders' equity:

Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued at September 30, 2004 and December
31, 2003 (Note D)                                                                             --

Class A Common stock, par value $ .001 per share; 100,000,000 shares authorized; 58,937,898 and 26,962,530 shares issued at
September 30, 2004 and December 31, 2003, respectively (Note
D)                                                                     58,938             26,963
Class B Common stock, par value $.001 per share; 50,000,000
shares authorized; 2,000,000 shares issued at September 30,
2004 and December 31, 2003 (Note D)                                     2,000              2,000

Additional paid-in capital                                         25,198,726         19,679,507

Accumulated deficit                                               (23,737,120)       (19,137,484)
                                                                 ------------       ------------
Total stockholders' equity                                          1,522,544            570,986
                                                                 ------------       ------------
Total liabilities and stockholders' equity                       $  1,872,001       $    885,200
                                                                 ============       ============

   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                     For the three months            For the nine months
                                      ended September 30,            ended September 30,
                                     2004            2003           2004            2003
                                ------------    ------------    ------------    ------------
Revenue:
Sales, net                      $    238,616    $      2,788    $    268,280    $      2,788

Cost of Sales                         52,557           2,191          59,214           2,191
                                ------------    ------------    ------------    ------------

Gross Profit                         186,059             597         209,066             597

Operating Expenses:
Research and Development
(Note B)                                  --              --           2,601       3,724,125
Selling, General and
Administrative expenses            1,042,348         400,373       4,659,513       6,633,922

Depreciation and Amortization         48,863          46,425         146,588          75,094
                                ------------    ------------    ------------    ------------

Total Operating Expenses           1,091,211         446,798       4,808,702      10,433,141


Loss from Operations                (905,152)       (446,201)     (4,599,636)    (10,432,544)


Provision for Income Taxes                --              --              --              --
                                ------------    ------------    ------------    ------------

Net Loss                        $   (905,152)   $   (446,201)   $ (4,599,636)   $(10,432,544)
                                ============    ============    ============    ============
Loss per common share (basic
and assuming dilution)          $      (0.02)   $      (0.02)   $      (0.10)   $      (0.90)
                                ============    ============    ============    ============

Weighted average common
shares outstanding                56,592,527      22,088,037      47,810,571      11,561,414
                                ============    ============    ============    ============


   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the nine months
                                                                                     ended September 30,
                                                                                    2004            2003
                                                                                ------------    ------------
Cash flows from operating activities:
Net loss                                                                        $ (4,599,636)   $(10,432,544)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered (Note D)                     2,309,820       6,361,149
Common stock issued in exchange for expenses paid by shareholders (Note D)             7,374          23,731
Common stock issued in exchange for research and development costs (Note
B)                                                                                        --       3,724,125
Stock warrants issued in exchange for services (Note E)                              287,500              --
Depreciation and amortization (Note B)                                               146,588          75,094
Expenses prepaid in prior period                                                      72,603              --
Amortization of prepaid service fees paid by common stock (Note D)                    60,000              --
(Increase) decrease in accounts receivable                                          (129,985)         (2,493)
(Increase) decrease in inventories                                                  (242,206)         (8,110)
(Increase) decrease in deposits and other assets                                    (151,751)         (7,873)
Increase (decrease) in cash disbursed in excess of available funds                    (3,102)             --
Increase (decrease) in accounts payable and accrued liabilities                      164,872         (83,741)
                                                                                ------------    ------------

Net cash (used in) operating activities                                           (2,077,923)       (350,662)

Cash flows from investing activities:
Issuance of loan receivable                                                               --         (30,000)
                                                                                ------------    ------------
Net cash (used in) investing activities                                                   --         (30,000)
Cash flows from financing activities:
Proceeds from (repayments to) related party advances                                      --          18,958
Unrealized loss on exchange revaluation                                                   --          (8,246)
Proceeds from sale of common stock, net of costs (Note D)                          2,886,500         321,131
Proceeds from (repayments to) third party advances                                  (126,527)        108,000
                                                                                ------------    ------------

Net cash provided by investing activities                                          2,759,973         439,843
Net increase (decrease) in cash and cash equivalents                                 682,050          59,181
Cash and cash equivalents at the beginning of the period                               1,471              98
                                                                                ------------    ------------
Cash and cash equivalents at the end of the period                              $    683,521    $     59,279
                                                                                ============    ============
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                        $         --    $         --
Cash paid during the period for taxes                                                     --              --
Issuance of common stock in exchange for services (Note D)                         2,309,820       6,361,149
Issuance of common stock in exchange for expenses paid by shareholders
  (Note D)                                                                             7,374          23,731
Issuance of common stock in exchange for debts                                            --         766,796
Common stock issued in exchange for research and development costs (Note B)               --       3,724,125
Common stock issued in exchange for office equipment (Note B)                             --          48,751
Common stock issued in exchange for intangible assets (Note B)                            --         759,750
Issuance of stock warrants in exchange for services (Note E)                         287,500              --
Common stock issued in exchange for prepaid service fees (Note D)                     60,000              --
Amortization of prepaid service fees paid by common stock                             60,000              --
Expenses prepaid in prior period                                                      72,603              --

   See accompanying footnotes to the unaudited condensed financial information

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc. (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is currently a bioscience distribution company.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

                                               For the three months ended       For the nine months ended
                                                      September 30,                   September 30,
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Net income (loss) - as reported               $   (905,152)   $   (446,201)   $ (4,599,636)   $(10,432,544)

Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                    --              --              --              --

Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                  --              --              --              --
                                              ------------    ------------    ------------    ------------
Net income (loss) - Pro Forma                 $   (905,152)   $   (446,201)   $ (4,599,636)   $(10,432,544)
Net income (loss) attributable to common
  stockholders - Pro forma                    $   (905,152)   $   (446,201)   $ (4,599,636)   $(10,432,544)
Basic (and assuming dilution) earning
  (loss) per share - as reported              $      (0.02)   $      (0.02)   $      (0.10)   $      (0.90)
                                              ============    ============    ============    ============
Basic (and assuming dilution) earning
  (loss) per share - Pro forma                $      (0.02)   $      (0.02)   $      (0.10)   $      (0.90)
                                              ============    ============    ============    ============

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

PROPERTY AND EQUIPMENT

In connection with the acquisition of assets from General Cosmetics Corporation, the Company's acquired a total of $48,751 of property and equipment. Property and equipment at September 30, 2004 and December 31, 2003 consists of the following:

                                       September 30, 2004 December 31, 2003
                                       ------------------ -----------------
  Office furniture and equipment           $  48,751         $  48,751
  Accumulated depreciation                   (13,406)           (6,094)
                                           ---------         ---------
                                           $  35,345         $  42,657
                                           =========         =========

Depreciation expense included as a charge to operations amounted to $7,312 and $5,456 for the period ended September 30, 2004 and 2003, respectively.

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The intangible assets acquired are:

                                   Gross                                          Weighted Average
                                 Carrying    Accumulated               Residual     Amortization
                                  Amount    Amortization     Net        Value      Period (Years)
                                 ---------  ------------  ---------   ---------   ----------------
Amortizable Intangible Assets:
Patents                          $ 563,250   $(154,894)   $ 408,356   $      --         5.0
Customer Mailing Lists              30,000      (8,250)      21,750          --         5.0
Trademarks                          45,000     (12,375)      32,625          --         5.0
Non-compete agreements             112,500     (77,344)      35,156          --         2.0
Other                                9,000      (2,475)       6,525          --         5.0
                                 ---------   ---------    ---------   ---------         ---
Total                            $ 759,750   $(255,338)   $ 504,412   $      --         4.6
                                 =========   =========    =========   =========         ===

Total amortization expense charged to operations for the period ended September 30, 2004 and 2003 was $139,276 and $69,638, respectively.

Estimated amortization expense at September 30, 2004 is as follows:

       2004                             $  46,424
       2005                               150,544
       2006                               129,450
       2007                               129,450
       2008                                48,544
                                        ---------
       Total                            $ 504,412
                                        =========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of September 30, 2004 and December 31, 2003 are as follows:

                                     September 30, 2004     December 31, 2003
                                     ------------------     -----------------
         Raw Materials                   $  204,243              $ 2,893
         Finished Goods                      46,020                5,164
                                         ----------              -------
                                         $  250,263              $ 8,057
                                         ==========              =======

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of September 30, 2004 and December 31, 2003, the Company has no preferred stock issued and outstanding. The Company has 58,937,898 and 26,962,530 shares of Class A common stock issued and outstanding at September 30, 2004 and December 31, 2003, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at September 30, 2004 and December 31, 2003.

For the nine-month period ended September 30, 2004, the Company issued an aggregate of 12,443,498 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $2,309,820 and prepaid service fees of $60,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 19,490,000 shares of Class A common stock in exchange for $2,886,500 of proceeds, net of costs and fees. The Company issued an aggregate of 41,870 shares of Class A common stock in exchange for $7,374 of expenses paid by shareholders.

Share amounts presented in the balance sheets and statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE E - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants and investors. These warrants were granted in lieu of cash compensation for services performed by a non-employee or were granted as partial consideration for investment proceeds, each warrant to purchase one share of the Company's Class A common stock.

                       Warrants Outstanding                                Warrants Exercisable
                       --------------------                                --------------------
                                   Weighted Average       Weighted                      Weighted
     Exercises     Number       Remaining Contractual     Average         Number        Average
      Prices    Outstanding          Life (Years)      Exercise Price  Exercisable   Exercise Price
     ---------  -----------     ---------------------  --------------  -----------   --------------
      $75.00             8,675          2.10              $ 75.00           8,675       $ 75.00
      $ 0.45           100,000          1.20              $  0.45         100,000       $  0.45
      $ 0.75           100,000          1.20              $  0.75         100,000       $  0.75
      $ 0.40         7,906,250          2.50              $  0.40       7,906,250       $  0.40
      $ 0.30         7,906,250          2.50              $  0.30       7,906,250       $  0.30
      $ 0.25        13,571,250          2.10              $  0.25      13,571,250       $  0.25
      $ 0.16         1,562,500          2.50              $  0.16       1,562,500       $  0.16
                    ----------          ----              -------      ----------       -------
                    31,154,925          2.32              $  0.32      31,154,925       $  0.32
                    ==========          ====              =======      ==========       =======

                               SWISS MEDICA, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE E - WARRANTS (CONTINUED)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                Number of       Weighted Average
                                                 Shares         Price Per Share
                                               -----------      ----------------
       Outstanding at January 1, 2002                   --
          Granted                                   10,000          $75.00
          Exercised                                 (1,325)          75.00
          Canceled or expired                           --              --
                                               -----------          ------
       Outstanding at December 31, 2002              8,675           75.00
          Granted                                  200,000            0.60
          Exercised                                     --              --
          Canceled or expired                           --              --
                                               -----------          ------
       Outstanding at December 31, 2003            208,675            3.69
          Granted                               30,946,250            0.30
          Exercised                                     --              --
          Canceled or expired                           --              --
                                               -----------          ------
       Outstanding at September 30, 2 004       31,154,925          $ 0.32
                                               ===========          ======

The weighted-average fair value of warrants granted to consultants and investors during the period ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                          2004          2003
                                                          ----          ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date          2.25%         1.63%
           Expected stock price volatility                  33%           84%
           Expected dividend payout                         --            --
           Expected warrant life-years (a)               2 to 4        2 to 4

         (a) The expected warrant life is based on contractual expiration dates.

The amount of the expense charged to operations in connection with granting the warrants was $287,500 and $0 for the period ended September 30, 2004 and 2003, respectively.

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

      We will continue to look for quality proprietary, natural bioscience products to license and/or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, the Internet, health care professionals, direct response, and via healthcare professionals.

         To date during 2004, we have expanded the distribution of O24 pain relief into major retail outlets in Canada and to massage and pain clinics in the United States. We anticipate entering major retail outlets in the United States in the fourth quarter of 2004.

         We currently have 13 individuals who render services to us for our day-to-day operations.

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

         Swiss Medica net revenues for the third quarter of 2004 were $238,616 and $268,280 for the nine months ending September 30, 2004. Swiss Medica began generating revenues totaling $1,375 in the third quarter of 2003, and prior to June 2003 had no active operations. Therefore any comparisons of results of operations and financial position with the quarter ended September 30, 2003 are not relevant.

The following is a summary of financial information for the three and nine months ended September 30, 2004:

                                               Three months    Nine months
                                                -----------    -----------
         Net Sales:                             $   238,616    $   268,280
         Cost of Sales:                         $    52,557    $    59,214

         Gross Profit:                          $   186,059    $   209,066
         Gross Profit as % of Sales:                    78%            78%
                                                -----------    -----------

         Operating expenses:
             Research & Development expenses:   $        --    $     2,601
             Wages & Salaries:                  $   149,588    $   230,516
            Selling General & Administrative
             expenses: Cash Based:              $   655,038    $ 1,824,303
           Selling General & Administrative
             expenses: Stock Based:             $   237,722    $ 2,604,694
           Depreciation and amortization:       $    48,863        146,588

         Total operating expenses:              $ 1,091,211    $ 4,808,702
                                                -----------    -----------

         Net Loss:                              $   905,152    $ 4,599,636

         Loss per Common Share:                      ($0.02)        ($0.10)

         SALES

Our net revenues from operations for the quarter ended September 30, 2004 were $238,616, and were generated predominately by sales to Canadian pharmaceutical outlets, totaling $166,238, health products outlets, totaling $50,319 and internet (on-line) sales, totaling $11,884. We allowed a provision to cover discounts and doubtful accounts. Revenues from operations for the nine months ending September 30, 2004 were $268,280, net of allowance for discounts and doubtful accounts.

         COST OF SALES AND GROSS PROFIT

Cost of sales for our third quarter ending September 30, 2004, were $52,557, generating a percentage margin on sales of 78%, and $59,214 for the nine months ending September 30, 2004, generating a percentage gross margin of 78%. The percentage is higher than we would anticipate for the balance of 2004 as our cost of sales were lower than expected due to below market priced inventory acquired from General Cosmetics Corporation, and anticipated increased costs for raw materials used in the production process. We anticipate normalized gross profit percentages to be between 60% and 70%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Stock based compensation to Consultants & Professional Advisors totaled $207,722. An additional $30,000 of Class A common stock was issued in exchange for prepaid services. Stock based compensation was granted to recruit and compensate legal advisors, marketing, business and development advisors.

         Cash based Selling, General and Administrative costs totaled $655,038 for the quarter ending September 30, 2004, ($1,824,303 for the nine months ending September 30, 2004) and includes approximately:

      o     $150,000 on payroll and related benefits

      o     $108,000 on advertising and product marketing

      o     $106,000 on Public and Investor relations

         Other selling, general and administrative costs include legal expense, insurance, rent, travel, agents fees and other office expenses relating to two offices; (Toronto and Vancouver).

         DEPRECIATION AND AMORTIZATION

         Depreciation & Amortization expenses of $48,863 were incurred during the quarter ended September 30, 2004 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition. Depreciation & Amortization expenses for the nine months ending September 30, 2004 totaled $146,588.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, our current assets exceed current liabilities in the amount of $982,787. As a result of our operating losses incurred during the third quarter of 2004, we generated a cash flow deficit from operating activities of $793,488 and $2,077,923 for the nine months ended September 30, 2004. We used no cash flows in connection with investing activities in 2004. We met our cash requirements primarily through the private placement of $ 2,886,500 gross proceeds of common stock which closed during the first quarter of 2004.

         In the first quarter of 2004 we completed private offerings of securities totaling $2,886,500 to provide working capital to fund our operations, acquire inventory, step-up our marketing & advertising campaign and to repay approximately $126,000 of third party advances.

         On February 13, 2004 we closed a private equity financing of $250,000 through a private placement to Platinum Partners Global Equity Fund, L.P., issuing 2,500,000 Common shares and 3,750,000 related Warrants. On February 13, 2004 we closed a private equity financing of $50,000 through a private placement to Fennmore Holdings, issuing 500,000 Class A Common shares and 750,000 related Warrants. On March 30, 2004 we closed an equity financing of $2.5 million through a private placement to eighteen investors, issuing 15,625,000 Class A Common shares and 23,437,500 related Warrants. We will continue to fund our operations through additional sales of our securities and/or through shareholder loans as required. During the Quarter we also closed several private equity financings totaling $86,500, for which we issued a total of 865,000 Class A Common shares and 865,000 related Warrants.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY.

         We have been engaged in our current business for approximately sixteen months. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There is no assurance that we will be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 20% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 60,513,612 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

WE DEPEND ON KEY PERSONNEL AND WILL REQUIRE ADDITIONAL SKILLED EMPLOYEES TO EXECUTE OUR GROWTH PLANS.

         Our potential for success depends significantly on our executive officers, including, Raghunath Kilambi, our Chief Executive Officer and Chief Financial Officer, and Grant Johnson, our President. We do not carry key-man life insurance on any executive. Given the early stage of our development and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business would likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

         Gleiss Lutz Hootz, a German law firm, has brought suit against Global Path Inc., our predecessor Company, in a Canadian jurisdiction for $24,496.41 EURO, or approximately $31,784.00, for legal services allegedly authorized by us in connection with an attempted acquisition transaction. We have defended this action on the basis that the transaction was aborted prior to the plaintiff having been authorized to spend any significant amount of time on the file and that the accounts rendered are grossly excessive. The action is still in its early stages and we intend to continue to vigorously defend it.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004 we issued 2,350,000 shares of our Common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 2,350,000 shares of our Common Stock was $211,500. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

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

         31.      Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

         32. Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

          (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

          (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

          (3) Previously filed.

          (4) Filed herewith.

         (b) Reports on Form 8-K filed during the three months ended September 30, 2004

The Company filed Form 8-K, earliest event report dated June 22, 2004 under Items 5. Other Events and Regulation FD Disclosure.


                                      SWISS MEDICA, INC.


                                      By: RAGHU KILAMBI
                                          --------------------------------------
Date:  November 9, 2004                   Raghu Kilambi, Chief Executive Officer
                                          and Chief Financial Officer