Form 10KSB
period 2004-12-31
SWISS MEDICA INC
filed 2005-03-31
CIK 318245

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-09489

                               SWISS MEDICA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                      Delaware                               98-0355519
        ---------------------------------              ---------------------
           (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)               Identification No.)

                           53 Yonge Street, 3rd Floor
                        Toronto, Ontario, Canada M5E 1J3
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:  (416) 868-0202

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
       Title of each class                 which each is registered
       -------------------                 ------------------------
              None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $0.001 per share
                -------------------------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2004 totaled $626,569.

         The number of shares of the issuer's Class A common stock, no par value per share, outstanding as of March 28, 2005 was 80,398,904. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2005, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $0.285.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transition Small Business Disclosure Format:  Yes ___  No _X_

                                TABLE OF CONTENTS

                                                                           Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..............................   5
         ITEM 2.      DESCRIPTION OF PROPERTY..............................   7
         ITEM 3.      LEGAL PROCEEDINGS....................................   7
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................   7

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................   7
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.................   8
                         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ITEM 7.      FINANCIAL STATEMENTS.................................  14
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............  14
         ITEM 8A.     CONTROLS AND PROCEDURES..............................  14

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT....................  15
         ITEM 10.     EXECUTIVE COMPENSATION...............................  17
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................  18
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  19
         ITEM 13.     EXHIBITS.............................................  19
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...............

FINANCIAL STATEMENTS
SIGNATURES

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This report by Swiss Medica, Inc. ("we", "us", "our", "Swiss Medica" or the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

     o the loss of the services of any member of our management team and, in particular, the loss of the services of Raghunath Kilambi, Chief Executive Officer, and Grant Johnson, our President and Chief Operating Officer;

     o our ability to continue to find and acquire bioscience products with demonstrated competitive advantages;

     o whether or not our products are able to compete successfully with bioscience and other products of other companies and whether or not some or all of our products are rendered obsolete by newer products or technologies;

     o    our ability to successfully market the products we acquire or develop;

     o the implementation of any government regulation that could make it more difficult or more costly to bring our products to market or to acquire other products;

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We market and distribute bioscience products designed to enhance the well-being and health of individuals. Bioscience products are natural compounds that have health promoting, disease preventing or medicinal properties. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience health products because natural products are considered to be effective against many ailments and are more accessible than prescription medications. The global market for herbal products is currently estimated to be $62 billion and the World Health Organization has estimated that the global market for herbal products will be worth $5 trillion dollars by the year 2050.

         Swiss Medica, Inc., a Delaware corporation, was, prior to May 16, 2003, a holding company focused on acquiring, expanding and developing technology companies and we had no operations.

         As of May 16, 2003, we began to implement a new business plan pursuant to which we market and distribute proprietary bioscience health products, focused on chronic ailments. We retained a new management team to implement this new business plan. The global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs. The global market for natural, herbal and bioscience products is currently estimated to be over $60 billion and growing rapidly. On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulation called "O24 Pain Relief" or "O24 Essential Pain Relief Neutralizer" in both Canada and the United States. O24 Essential Oil Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet, we have not determined when the remaining products will be introduced. In 2003, the combined U.S., over-the-counter and prescription market for pain relief products was estimated to be $12 billion.

         We will continue to look for quality proprietary, natural consumer healthcare products to license and/or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, the Internet, and via healthcare professionals.

         To date during 2004 and early 2005, we have further expanded the distribution of O24 Essential Oil Pain Neutralizer into major retail outlets in Canada and to regional pharmacies and massage clinics in the United States. We entered into a major retail outlet in the United States in February 2005 and anticipate entering into additional outlets in the future.

We currently have 13 individuals who render services to us for our day-to-day operations

         Our principal executive offices are located at 53 Yonge Street, Third Floor, Toronto, Ontario, Canada M5E 1J3. Our telephone number is (416) 868-0202. The address of our website is www.swissmedica.com.

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

         In July 2003, after the acquisition of the General Cosmetics Corporation assets, our name was changed from GPI to Swiss Medica, Inc. The Company's common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol SWME.

BUSINESS STRATEGY

         Swiss Medica is focused on commercializing proprietary, effective, safe and natural products that address chronic ailments such as, but not exclusive to, pain. The products that Swiss Medica will commercialize will have the following attributes:

o    Patented and/or intellectual property,
o    Clinical and/or medical studies,
o    Over-the-counter, natural solutions for chronic ailments,

         Our goal is to bring natural, healthy, clinically-proven and proprietary products that address chronic ailments, into the mainstream food, drug and mass retail channels and out of their traditional market niche of specialty retailers.

         Swiss Medica is currently focused on marketing and selling its products in North America. Our initial product launch was in Canada, with our first U.S. retail order coming in the fourth quarter of 2004, followed by our first major U.S. retailer in February of 2005. We expect to further expand into the national United States retail market in 2005.

         Swiss Medica does not manufacture any of its products, but out sources this activity to contract manufacturers. It should be noted that the raw materials used in the manufacturing process are commodity items and are subject to price fluctuations.

PRODUCT OFFERINGS

         The Company is currently offering only one product in the marketplace. Designated as O24(TM) Essential Oil Pain Neutralizer ("O24(TM)"), it is a patented, topical pain relief solution containing all natural, essential oils. O24(TM) is endorsed by leading medical professionals, professional athletes and Olympic teams. We believe that sales of over-the-counter topical pain relief medication exceeded $250 million in 2002. In addition, the market for Vioxx(TM) and Celebrex(TM) drugs may have exceeded $5.0 billion last year. We estimate that the recent recall of these prescription medications combined with O24(TM)'s efficaciousness in treating pain sufferers may increase our market opportunity. In light of the present scare that Vioxx(TM) has created among previous users, consumers may hesitate before switching to other related prescription products such as prescription pain relievers. Hence, much of that estimated prescription pain reliever marketplace might be susceptible to penetration by OTC products, such as O24(TM).

         Over time, we intend to attempt to market variations of the O24(TM) formulation which would treat additional ailments including menstrual cramps. We are also seeking to acquire additional consumer healthcare products or companies that address the chronic health market described above.

INTELLECTUAL PROPERTY

         We own United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24(TM) product, however, there is no assurance we will be able to obtain patent protection for any derivative uses of O24(TM), or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

GOVERNMENT REGULATION

         In the United States, governmental agencies and extensive federal regulations regulate the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. In the United States, the Food and Drug Administration (FDA) regulates the safety and effectiveness of the product and the Federal Trade Commission (FTC) regulates how we advertise and market our products. Since O24(TM) is classified as a drug, it carries an FDA "monograph" (written description of the medication's properties and usages) enabling the Company to make certain efficacy claims. Swiss Medica is using an FDA designated laboratory, an FDA certified bottler and FDA certified manufacturer to ensure product compliance.

         O24(TM) and any other products we may manufacture or sell in the future are also subject to regulation in the United States by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. The laws, regulations and enforcement policies governing our products are relatively new and still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our products. We cannot at this time determine the extent to which FDA and other regulations will impact our business.

          There are similar regulatory bodies and regulations in Canada, and other countries in which we may decide to market, sell and distribute our products. In Canada, Health Canada controls over-the-counter drugs and a special application is needed for most national retailers. Health Canada regulates the safety, efficacy and permissible claims of certain products and their manufacturers/representatives. The Company is required to ensure that O24(TM) and its other products are manufactured using Health Canada's Good Manufacturing Process ("GMP") guidelines. The recent Natural Health Product ("NHP") Act allows companies that sell nutraceutical products to make additional health benefit claims for products that comply with the regulations and monographs.

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

SALES & MARKETING

         Swiss Medica sells O24(TM) and intends to sell its other products through various distribution channels including retail outlets, e-commerce and our professional sales staff. The Company intends to support O24(TM) and its other products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.


COMPETITION

     The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

     o   functionality;
     o   quality of merchandise;
     o   discounts and rewards;
     o   brand recognition;
     o   customer loyalty; and
     o   price.

         While competition in the over-the-counter arthritis pain relief products market is highly fragmented, there are a few significant brand names that have managed to acquire the majority of retail shelf space. Some of these treatments are general pain relief tablets such as Aleve(TM) from Roche Laboratories (Germany: RO), Bayer(TM) from Bayer AG (NYSE:BAY), and Tylenol(TM) from Mc-Neil Consumer & Specialty Pharmaceuticals (privately-held). Additionally, arthritis rubs are popular for pain relief, including Ben-Gay(TM) from Pfizer Inc. (NYSE:PFE), Joint-Ritis(TM) (privately held), Mineral Ice(TM) from Bristol-Myers Squibb Company (NYSE:BMY), and Icy Hot(TM) and related products by Chattem, Inc. (OTC:CHTT). It has been estimated that in 2002, the domestic sales for these seven products alone are in excess of $200 million. In the topical market, our competitors are products such as, but not limited to Ben Gay and Ice Hot, with the total combined market sales estimated to be $250 million in 2002.

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

         Although the Company does not view pharmaceutical products as direct competitors, we believe that eventually mainstream consumers will view natural products as alternatives to prescription medication.

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

MANUFACTURING

         We rely on third-party manufacturers to fulfill all of our manufacturing requirements. We currently engage:

     o Semi-Chem Inc. of Dallas, Texas to bottle, fill, label and package our finished bottled product,

     o Creative Fragrances Ltd. of Dallas, Texas and Natural Care Mfg, Inc. of Arlington, Texas as our formulator and blender of O24(TM), and

     o Progressive Products of White Plains New York to fill, label and package our finished foil packs


RESEARCH & DEVELOPMENT

         We do not anticipate incurring material research and development costs during the next 12 months, nor do we anticipate the acquisition or sale of any material property, plant or equipment during the next 12 months, with the exception of the possible acquisition of additional consumer healthcare or herbal health products and their related infrastructure. We have acquired and expensed $2,601 and $3,725,826 for research and development during fiscal years ended December 31, 2004 and December 31, 2003, respectively.

DEPENDENCE ON ONE OR MORE CUSTOMER

         As of December 31, 2004 the Company was on the shelves at national retail chains such as Shopper's Drug Mart (TSX:SC) with 878 stores, the Katz Group of Pharmacy retailers who sell our products through their 900 retail locations throughout Canada. For the year ended December 31, 2004, Shopper's Drug Mart accounted for approximately 70% of our net sales.

     On November 29, 2004, we announced that O24(TM) Essential Oil Pain Neutralizer was available at the Happy Harry's Discount Drugstore chain, which is based in Newark, Delaware.

     On January 18, 2005, we announced that Rite Aid Corporation (NYSE:RAD, a national U.S. drug store chain, would be carrying O24 Essential Oil Pain Neutralizer in its stores.

EMPLOYEES

As of December 31, 2004 we had thirteen full-time employees and one part-time employee. Of these employees, three were in sales, two were in accounting, two were in manufacturing, and two were in logistics and four were in administration and general operations. We believe our relations with our employees are good.

ENFORCEABILITY OF CIVIL LIABILITIES AGAINST FOREIGN PERSONS

         We are a company incorporated under the laws of Delaware but because we are a company headquartered in Canada our investors may not be able to enforce civil liabilities under the U.S. federal securities laws against our officers and directors. Some of our directors and officers reside in Canada. Because some of our assets are located outside the U.S., it may be difficult for an investor to sue, for any reason, us or any of our directors or officers through U.S. jurisdictions. If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada. We have been advised by our Canadian counsel that there is uncertainty as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently lease three offices, including our 1,800 square foot corporate headquarters located at 53 Yonge Street, 3rd Floor, Toronto, Ontario, and our West Coast office located at 890, 789 West Pender Street, Vancouver, British Columbia, which houses our sales operations. We lease these offices at market rates and our leases began on July 1, 2003 and June 25, 2003 respectively. We have not renewed the lease for 53 Yonge St, but pay on a monthly basis with a condition to provide three months termination notice. We have renewed the lease at 789 West Pender Street, which will continue until June 30, 2006, with an option to renew for an additional five years. We also lease office space in Dallas, Texas on a month to month basis, which we expect will suffice for the next year.

         We also have warehouse and logistic facilities in Toronto, Ontario and Richmond, British Columbia through our partnership with Mayfield Solutions Inc. In addition, we have access to a logistics facility and warehouse in Arlington, Texas, which is adequate for our current operations, and management believes will continue to be adequate through the initial lease term which is open ended. Management is currently investigating the possibility of outsourcing its inventory and logistics operations in the U.S. to more efficiently handle anticipated growth.

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

               2004                      HIGH BID        LOW BID
                                         --------        -------
               First Quarter               $0.39           $0.17
               Second Quarter              $0.40           $0.10
               Third Quarter               $0.14           $0.06
               Fourth Quarter              $0.38           $0.08

               2003                      HIGH BID        LOW BID
                                         --------        -------
               First Quarter               $1.07           $0.70
               Second Quarter              $1.01           $0.52
               Third Quarter               $0.68           $0.15
               Fourth Quarter              $0.53           $0.14

         As of March 28, 2005, there were approximately 2,810 holders of record of our Class A common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

         Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2004 we issued 575,714 Class A Common Shares for services rendered by certain consultants and officers. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

            During December 2004 the Company has raised $1,112,187.50 of gross proceeds through the exercise of 4,673,750 warrants by certain investors of the Company. The investors exercised 625,000 warrants at a price of $0.16 per share, and 4,048,750 at a price of $0.25 per share. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

         We also granted warrants to certain lenders to purchase 500,000 Class A Common Shares at $0.40 per share and another 350,000 shares at $0.42 per share December 23, 2004 and December 6, 2004 respectively in exchange for short term loans. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               The following discussion and analysis is qualified by, and should be read in conjunction with, our audited financial statements and the notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

          o    Stock-based compensation;

          o    Intangible assets; and

          o    Research and Development.

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

         Acquired  Intangible Assets

           Acquisitions of intangible assets are accounted for under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. These standards require that certain identifiable assets be amortized over their expected useful lives. Intangible assets that have indefinite useful lives are not subject to amortization, but rather will be tested at least annually for impairment.

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

RESULTS OF OPERATIONS

OVERVIEW

         We market and distribute bioscience products designed to enhance the well-being and health of individuals. Bioscience products are natural compounds that have health promoting, disease preventing or medicinal properties. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience health products because natural products are considered to be effective against many ailments and are more accessible than prescription medications. The global market for herbal products is currently estimated to be $62 billion and the World Health Organization has estimated that the global market for herbal products will be worth $5 trillion dollars by the year 2050.

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

         On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time. We are currently marketing and selling the pain relief formulation called "O24 Pain Relief" or "O24 Essential Oil Pain Neutralizer" in both Canada and the United States. O24 Essential Oil Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. We have not yet determined when the remaining products will be introduced.

         We will continue to look for quality proprietary, natural consumer healthcare products to license and, or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, e-commerce, and via health care professionals.

         To date during 2004 and early 2005, we have further expanded the distribution of O24 Essential Oil Pain Neutralizer into major retail outlets in Canada and to regional pharmacies and massage clinics in the United States. We entered into a major retail outlet in the United States in February 2005 and anticipate entering into additional outlets in the future.

         We currently have 13 individuals who render services to us for our day-to-day operations.

YEAR ENDED DECEMBER 31, 2004

         Swiss Medica began generating revenues in the third quarter of 2003, totaling $104,091 for the third and fourth quarters. Prior to June 2003, we had no active operations. The following is a summary of financial information for the years ended December 31, 2004 and 2003:

                                                     Years ending December 31,
                                                    --------------------------
                                                        2004            2003
                                                    -----------    -----------

         Net Sales:                                 $   626,569    $   104,091
         Cost of Sales:                                 119,798         16,991
                                                    -----------    -----------

         Gross Profit:                                  506,771         87,100
         Gross Profit as % of Sales:                       80.9%          83.7%

         Operating expenses:
            Research & Development expenses:              2,602      3,725,826
            Marketing & Promotions*                   1,730,109         99,947
            General & administrative  expenses*       5,823,633     10,120,420
            Depreciation and amortization:              195,732        122,157

         Total operating expenses:                    7,752,076     14,068,350

         Loss from operations:                        7,245,305     13,981,250

         Interest expense:                                5,567          7,250

         Net loss:                                    7,250,872     13,988,500

         Loss per Common Share:                           $0.14          $0.88


         * Stock & Warrant based compensation to Consultants, Professional Advisors , Directors and Officers, totaled $2,952,806 for the year ending December 31, 2004 and $9,733,431 for the year ending Decemeber 31, 2003

SALES

         Our revenues from operations for the years ended December 31, 2004 and 2003 were $626,569, and $104,091 respectively and for the year ending December 31, 2004, sales were generated predominately from a major Canadian retail pharmacy totaling approximately $445,000. We allowed a provision of $12,763 to cover discounts.

         COST OF SALES AND GROSS PROFIT

         Our 2004 cost of sales of $119,798, generated a percentage margin on sales of 80.9%. We anticipate 2005 gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue. It should be noted that the raw materials used in the O24 product formulation are all commodities and prices may vary significantly, causing fluctuations in our profit margins.

         RESEARCH AND DEVELOPMENT

         $2,601 was expended on research and development during 2004, and $3,725,826 during the fiscal year ending December 31, 2003. 2003 expenses incurred were primarily related to the acquisition of the bioscience intangible assets acquired from General Cosmetics Corporation, and were written off during the year ended December 31, 2003 and are included in the accompanying statement of losses as research and development expenditures. We do not anticipate any major research and development costs during fiscal year ending December 31, 2005.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Stock based compensation to Consultants, Professional Advisors , Directors and Officers, totaled $2,665,306 ($9,689,371 for 2003) , and an additional $287,500 stock warrants were issued in exchange for services (44,060 for 2003). Stock based compensation was granted to recruit and compensate executives, directors, legal advisors, marketing, promotion, business and development advisors.

         Cash based compensation was paid to our staff of thirteen full-time and one part time employees, consulting fees for outside directors, legal advisors and marketing consultants.

Other selling, general and administrative costs include consulting fees, insurance, finance fees, travel, rent and other office expenses relating to three offices.

         DEPRECIATION & AMORTIZATION

         Depreciation & Amortization expenses of $195,451 were incurred during the year ending December 31, 2004 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition, and $281 to amortize the tangible assets in our Dallas office.

         INTEREST EXPENSE

         Interest expenses of $5,567 were incurred during the year ending December 31, 2004 and relate to interest paid on promissory notes and redeemable debentures.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had a working capital deficit of $210,060, and as a result of our operating losses in 2004, we generated a cash flow deficit of $3,079,443 from operating activities. We used no cash flows in connection with investing activities in 2004, and met our cash requirements through the private placement of:

     o    19,490,000 shares of common stock generating $2,886,500

     o 4,673,750 shares of common stock in exchange for warrants exercised, generating $1,112,188

     o    convertible debentures of $500,000 *

     o    promissory note advances of $342,000 from a secured, third party.

         *Pusuant to the termination agreement, the Company redeemed the convertible debentures in January of 2005.


         During the first quarter of 2005 the Company has generated $3,323,000 gross proceeds from the exercise of 12,900,250 warrants by certain investors of the Company.

         We will be seeking to continue funding our operations through

     o debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations, including a Bank operating line of credit secured by trade accounts receivable.

     o The continued exercise of warrants outstanding in exchange for common shares

     o    additional sales of our equity securities, if necessary

     o    and/or shareholder loans

              There is no guarantee that we will be successful in completing these contemplated financings, nor can we assure you that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

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

         Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2004, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent accountants have included an explanatory paragraph in our financial statements included in our public filings stating that we have incurred operating losses in the last two years and that we are dependent on our management's ability to develop profitable operations, and that these factors, among others, may raise substantial doubt about our ability to continue as a going concern.

         We have been dependent primarily on private placements of our equity securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our marketing efforts for our existing products. Such funding may not be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our marketing and operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

WE MAY NEVER BECOME PROFITABLE AND IF WE DO NOT BECOME PROFITABLE WE MAY HAVE TO CEASE OUR OPERATIONS

         We have incurred net operating losses in each fiscal quarter since we have been in business. We expect to continue to experience losses until the time, if ever, when we are able to sell products sufficient to generate revenues adequate to support our operations. If we fail to become profitable, we may be forced to cease operations.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST

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

         In addition, under our Certificate of Incorporation, the Board is authorized to issue, without obtaining shareholder approval, shares of preferred stock having the rights, privileges and designates as determined by the Board. Therefore, the Board could issue shares of preferred stock that would have preferential liquidation, distribution, voting, dividend or other rights, which would be superior to the rights of common stockholders.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND WE MAY BE UNSUCCESSFUL

         We have been engaged in our current business for approximately less than two years. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. We may not be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED IF TOO MUCH OF IT IS SOLD AT ONCE

         Sales of substantial amounts of our common stock in the public market could adversely affect the market price of the common stock. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

         In addition, we often compensate consultants who provide services to the Company through the issuance to them of shares of publicly traded Class A Common Stock and other securities. The shares of Class A Common Stock are often registered under a Form S-8 Registration Statement that we filed with the SEC which allows the consultants to immediately sell such shares on the open market. We also issue our employees options to purchase common stock at fair market value that we have registered under a Form S-8 Registration Statement. The sale of any of those shares will likely adversely affect the market price of the Class A Common Stock. Your ability to sell shares of our common stock may be prevented, or the price adversely affected as a result of this increased selling pressure.

OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY

         Our common stock is currently quoted under the symbol "SWME" on the OTC Bulletin Board, which is often characterized by low trading volume. A large volume of stock being sold into the market at any one time could cause the stock to rapidly decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adverse affect the liquidity and volatility of our common stock. These factors may limit your ability to sell shares of our common stock.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND OUR STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES

         Our common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK, WHICH ALLOW THEM TO CONTROL MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 15% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 82,398,904 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR OUR PRODUCTS WHICH COULD HAVE A SUBSTANTIAL, ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS

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

WE ARE SUBJECT TO GOVERNMENT REGULATIONS WHICH MAY HINDER OUR GROWTH

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

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR LICENSING NEW PRODUCTS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are currently seeking to license or acquire new products or companies with bioscience products, manufacturing or distribution capabilities consistent with our commercial objectives. We may not be able to acquire such products. We may not be able to find and acquire additional bioscience products with demonstrative competitive advantages. We presently do not have the capital to make acquisitions. Accordingly, in the near term, any such acquisitions would most likely require that we issue stock in our Company to effect acquisitions which would result in dilution to our shareholders.

WE HAVE RISKS ASSOCIATED WITH OUR DEPENDENCE ON THIRD PARTY MANUFACTURING WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We depend upon third parties to manufacture our products. The inability of a manufacturer to ship orders of our products in a timely manner, including as a result of local financial market disruption which could impair the ability of such manufacturers to finance their operations, or to meet quality standards, could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. We have no long-term formal arrangements with any of our third party manufacturers. Although we believe we could replace such manufacturers if necessary, without a material adverse effect on us, these manufacturers may not be replaced in a timely manner, and the loss of such manufacturers could have a material adverse effect on our business, financial condition and results of operations.

THERE IS NO CERTAINTY AS TO THE POTENTIAL MARKET FOR OUR PRODUCTS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We have not undertaken an independent analysis or survey of the market for our products. We believe that consumers are willing to expend large sums for the purchase of bioscience and herbal health products; however, our products and services may not have the commercial potential to succeed in these target markets. If our products are not accepted by the marketplace, our business will be materially impaired.

WE ARE DEPENDENT ON OUR TRADEMARKS AND PATENTS AND THE FAILURE TO OBTAIN TRADEMARK PROTECTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The market for certain of our products will be, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to a portion of our business. The failure to obtain trademark protection, or illegal use of any trademarks we may obtain, may have an adverse effect on our business, financial condition and operating results.

         The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 product, however, we may not be able to obtain patent protection for any derivative uses of O24, or for any other products we may later acquire or develop. We also cannot assure you that we will be able to obtain foreign patents to protect our products.

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

WE NEED TO BUILD OUT OUR SALES AND MARKETING ORGANIZATION OTHERWISE OUR BUSINESS WILL BE EFFECTED ADVERSELY

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

WE DEPEND ON KEY PERSONNEL AND WILL REQUIRE ADDITIONAL SKILLED EMPLOYEES TO EXECUTE OUR GROWTH PLANS OTHERWISE THE DEVELOPMENT OF OUR BUSINESS COULD BE DELAYED OR PREVENTED

         Our potential for success depends significantly on our executive officers, including, Raghunath Kilambi, our Chief Executive Officer, and Grant Johnson, our President. These individuals do not have employment agreements with the Company. We do not carry key-man life insurance on any executive. Given the early stage of our development and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

WE FACE SIGNIFICANT COMPETITION AND OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER FROM COMPETITION

         The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

          o    functionality;

          o    quality of merchandise;

          o    discounts and rewards;

          o    brand recognition;

          o    customer loyalty; and

          o    price.

         Nearly all of our existing and potential competitors have longer operating histories, greater experience, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, our competitors are able to undertake more extensive marketing campaigns for their brands and services, and make more attractive offers to potential employees, retail affiliates, and others. We may not be able to compete successfully against our current or future competitors and our business and financial results could suffer from such competition.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         Sales of shares of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 80,398,904 shares of common stock outstanding as of March 28, 2005, 59,553,553 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 20,845,351 shares of common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may currently be resold under Rule 144.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

          o    With a price of less than $5.00 per share;

          o    That are not traded on a "recognized" national exchange;

          o Whose prices are not quoted on the Nasdaq automated quotation system

          o Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.

      NAME             AGE                         TITLE
-----------------     ------   ------------------------------------------------
Raghunath Kilambi       39     Chief Executive Officer and Director
Greg Nuttall*           39     Executive Vice President, Strategy & Business
                               Development and Director
Grant Johnson           45     President, Chief Operating Officer and Director
Bruce Fairbairn         52     Chief Financial Officer
Ronald Springer         52     Director
Azim Fancy              63     Director
Bryson Farrill          74     Director

* Mr. Nuttall resigned as the Executive Vice President, Strategy & Business Development and as a Director on January 25, 2005

         There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

         RAGHUNATH KILAMBI has served and is currently serving as our Chief Executive Officer, and a Director since May 2003. Prior to launching Swiss Medica, Mr. Kilambi served as a general partner of Rubicon Investment Group, a Canada-based merchant banking firm since 2001. Between 1998 and 2000, Mr. Kilambi was CFO and Director of FutureLink Corp., a California based application service provider. Mr. Kilambi is also a director of Rubicon Investment Group, Inc. Prior to Future Link, Mr. Kilambi was a principal at New Economy Capital from 1993 to 1998 and worked at Canada Starch Company from 1990 to 1993. Mr. Kilambi began his career with Touche Ross & Co. and is a Chartered Accountant holding a Bachelor of Commerce and a Graduate Diploma in Public Accounting from McGill University, in Montreal, Canada.

         GREG NUTTALL was our Vice-Chairman and Executive Vice-President, Strategy & Business Development and a Director from July 2003 through January 2005. Mr. Nuttall has also acted as a General Partner at Rubicon Investment Group, a merchant banking firm, since December 2000. Prior to co-founding Rubicon, he co-founded Cultural Research Inc., a leading change management consulting firm where he worked from 1994 to December 2000. Earlier in his career Mr. Nuttall worked as a lawyer in the International Capital Markets department at Clifford Chance in London and practised corporate law at Tory Tory DesLauriers & Binnington in Toronto. Mr. Nuttall is currently a director of Dover Petroleum Corporation and Woodland Chemical Systems Inc. Mr. Nuttall received a Master of International Laws degree from Cambridge University, a Bachelor of Laws degree from Osgoode Hall Law School, and a B.A. from the University of Manitoba. Mr. Nuttall resigned as the Executive Vice President, Strategy & Business Development and as a Director on January 25, 2005.

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

         BRUCE FAIRBAIRN has been our Chief Financial Officer since December 2004. Mr. Fairbairn brings nearly 30 years of experience as a financial analyst, internal auditor and Chief Financial Officer. After graduating from McGill University with a Bachelors degree in Commerce, Mr. Fairbairn served in various financial capacities at the Canadian subsidiaries of NYSE-listed companies such as Crane Company and Alcan Inc. He has also served as Chief Financial Officer or in a senior financial position for privately owned firms, such as Air Niagara Ltd., Range Transportation and Evergreen Peripherals Inc. He has also been a director of a private company called 984647 Ontario Limited since August 1992. Mr. Fairbairn has been the Company's Controller (part-time) since June 2003, controlling costs and building the accounting and budgeting systems. From 2000 to June 2003, Mr. Fairbairn was an independent financial consultant to mid-sized companies in the early growth stages. Prior to that, Mr. Fairbairn was responsible for all of the day-to-day operations of a privately-held corporation, including: financial reporting, cash flow analysis and control and implementation of maintenance of operating controls and procedures.

         RONALD SPRINGER has served as a Director since May 2003. Mr. Springer has been the President and CEO of General Cosmetics Corporation since 1993. Prior to building General Cosmetics, he founded several other companies, including Heaven from Earth Corp., Ceo-Capital Corp, Global Capital Security Inc., Limardo Productions, ISB Overseas GmbH and Doitsu Shinpo. He also held positions at Esarco LTD. and Hynolds Ltd.

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

         BRYSON FARRILL serves as Chairman and Director of Swiss Medica Inc. since July 2002 Mr. Farrill has been a Financial Consultant for the past five years most recently acting as a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England. Previously, he was a Member of the New York Stock Exchange and held various senior and executive-level positions at McLeod Young Weir and Mcleod Young Weir International (now Scotia McLeod). Mr. Farrill currently serves on the boards of directors of several leading public companies, including Power Technology, Inc., a designer and manufacturer of laser diodes (OTC:PWTC), Devine Entertainment, an media entertainment company (PK:DVNNF) and Crowflight Minerals Inc., a mining and exploration company (TSX:CML). He is also a director of a private company called Belgravia Financial Services Limited, a real estate investment company.

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

DIRECTOR COMPENSATION

         Two of our Directors are also employees and do not receive separate board compensation. Two of our remaining three directors each receive $3,000 per month, plus any related expenses incurred, and the third Director (also Chairman of our Board) receives $5,000 per month, plus any related expenses incurred. Mr. Nuttall, an employee as well as a Director, resigned as a Director and Officer effective January 25, 2005.

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

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: none of the current officers and directors have filed a Form 3 yet. . Bryson Farrill did not make a Form 4 to report a stock grant of 45,000, 41,860, 755,000, 100,000 and 145,000 Class A Common Shares on March 3, July 12, September 30, and October 20, 2004, respectively. Greg Nuttall has yet to file a Form 4 to report the acquisition of 443,363 Class A Common Shares on February 24, 2004. Ronald Springer did not file a Form 4 regarding the receipt of 45,000, 36,870, and 100,000 Class A Common Shares on March 3, July 12, and October 20, 2004, respectively for services rendered. He also failed to file a Form 4 for the sale of 40,000, 35,000, 50,000 and 25,000 Class A Common Shares on March 30, June 25, November 28 and December 22, 2004, respectively. Raghunath Kilambi has not yet filed a Form 4 regarding the acquisition of 457,377 Class A Common Shares on February 24, 2004. Grant Johnson failed to file a Form 4 for the acquisition of 11,870 Class A Common Shares on January 22, 2004. Azim Fancy failed to file a Form 4 for the acquisition of 45,000, 41,860, 100,000, and 300,000 Class A Common Shares on March 10, July 12, October 20, and December 16, 2004, respectively.

ITEM 10. EXECUTIVE COMPENSATION

         During the 2004 fiscal year, Mr. Raghunath Kilambi, our Chief Executive Officer and Grant Johnson, our President and Chief Operating Officer were the only executive officers receiving compensation of at least $100,000 per year.

The following table sets forth information as to the compensation paid or accrued to Mr. Kilambi, and Mr. Johnson, our President, Chief Operating Officer and Director: :

                           SUMMARY COMPENSATION TABLE

------------------------- -------- ------------------------------------ -----------------------------------------------
                                           ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                   ------------------------------------ -----------------------------------------------
                                                                                 AWARDS                 PAYOUTS
                                                                        ----------------------- -----------------------
                                                                        Restricted Securities               All Other
                                                         Other Annual   Stock      Underlying              Compensation
Name and Principal                  Salary    Bonus      Compensation   Awards      Options/     LTIP
Position                  Year        ($)       ($)          ($)          ($)         SARs       Payout($)     ($)
------------------------- -------- ---------- --------- --------------- -------- -------------- --------- -------------
Raghunath Kilambi,        2004      $46,000   $30,000      $26,000*        0           --           0           0
Chief Executive
Officer, and Director     2003      $51,233              $1,000,000**
------------------------- -------- ---------- --------- --------------- -------- -------------- --------- -------------
Grant Johnson,            2004      $60,000      0       $111,800***       0           --           0           0
President, Chief
Operating Officer and
Director                  2003      $47,289               $400,000**
------------------------- -------- ---------- --------- --------------- -------- -------------- --------- -------------

* Includes stock awards of 154,762 Class A Common Shares issued to Mr. Kilambi in lieu of salary; and 214,258 Class A Common Shares issued as compensation.

** Includes stock awards as signing bonuses of 1,250,000 Common A Shares issued to Mr. Kilambi; and 500,000 Common A Shares issued to Mr. Johnson all of which were issued with a fair market value of $0.80 per share.

*** Includes stock awards of 1,120,000 Class A Common Shares issued to Mr. Johnson with a fair market value of $0.09 per share.


         We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.


EMPLOYMENT AGREEMENTS

         Our Board of Directors is currently considering an employment agreement for Mr. Raghunath Kilambi, Grant Johnson, and Bruce Fairbairn.


               EQUITY COMPENSATION AND CONSULTANT PLAN INFORMATION

----------------------------------------------------------------------------------------------------------
                                                                                    Number of securities
                                 Number of securities to     Weighted average     remaining available for
                                 be issued upon exercise    exercise price of      future issuance under
                                 of outstanding options,   outstanding options,   the equity compensation
Plan Category                      warrants and rights     warrants and rights              plan
----------------------------------------------------------------------------------------------------------
Equity Compensation Plans                   0                       0                       0
approved by security holders
----------------------------------------------------------------------------------------------------------
Equity compensation plans not          27,331,175(1)              $0.34                3,549,909(2)
approved by security holders
----------------------------------------------------------------------------------------------------------

(1) Includes warrants granted to consultants in exchange for services rendered.

(2) Equity securities may be issued under the Company's 2003 Equity Incentive Plan or the 2003 Consultant Stock Plan. Pursuant to the terms of the 2003 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses. Under the 2003 Consultant Stock Plan, awards may be granted to consultants in vested or unvested stock. As of December 31, 2004, there were an aggregate of 3,549,909 Common A Shares reserved for issuance under both plans.


2003 EQUITY INCENTIVE PLAN

         Our Board of Directors has approved the Swiss Medica, Inc. 2003 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. We had originally reserved 4,500,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock awards, bonuses or options will be granted, to designate the number of shares to be covered by each option or stock award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock award. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2004, we granted stock awards and bonuses equal to 991,828 shares of our Class A common stock under the Plan.

2003 CONSULTANT STOCK PLAN

         Our Board of Directors has also approved the 2003 Consultant Stock Plan which permits us to grant, for a ten year period, stock issuances subject to vesting provisions, or "unvested stock" or stock awards without such restrictions. We had originally reserved 6,000,000 shares of our Class A common stock for issuance to consultants under the Consultant Plan. The Consultant Plan is administered by the Board of Directors. As the administrator of the Consultant Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Consultant Plan, to select persons to whom stock awards or unvested stock will be granted, to designate the number of shares to be covered by each stock issuance, to specify the type of consideration to be paid, and to establish all other terms and conditions of each stock issuance. As of December 31, 2004, we granted stock awards (all vested) equal to 3,516,444 shares of our Class A common stock under the Consultant Plan.

         No stock options were granted or exercised during the last completed fiscal year by each of the executive officers and our directors

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 28, 2005 with respect to the beneficial ownership of the Company's Common Stock prior to this Offering, by (i) each person who beneficially owns more than 5% of our voting securities; (ii) each Director; (iii) each Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of our voting securities, have sole voting and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon conversion of shares of Series Common Stock. As of March 28, 2005, the Company's issued and outstanding capital stock consisted of 82,398,904 shares of Common Stock, including 80,398,904 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock.

                                                                                         PERCENT OF SHARES OF
                                              TOTAL OUTSTANDING                           CLASS A AND CLASS B
                                            CLASS A COMMON STOCK    TOTAL OUTSTANDING        COMMON STOCK
NAME AND ADDRESS                                BENEFICIALLY      CLASS B COMMON STOCK       BENEFICIALLY
OF BENEFICIAL OWNER(1)(2)                          OWNED           BENEFICIALLY OWNED            OWNED
-----------------------------------------   --------------------  --------------------   --------------------
RAGHUNATH KILAMBI Chief Executive
Officer, and Director (3)                             1,784,451         2,000,000             4.6%

GRANT JOHNSON, President, Chief
Operating Officer and Director                        1,631,870             --                2.0%

BRUCE FAIRBAIRN, Chief Financial Officer                575,000             --                0.7%

AZIM FANCY, Director                                    486,860             --                0.6%

BRYSON FARRILL, Chairman                                900,000             --                1.1%

RONALD SPRINGER, Director (4)                         5,104,000             --                6.2%

ALPHA CAPITAL AKTIENGESELLSCHAFT(5)                6,250,000(6)                               7.5%

ALL DIRECTORS AND OFFICERS AS A GROUP
   (6 PERSONS)                                       10,482,181         2,000,000            15.1%

-----------
*    Less than 1%.
(1) Unless otherwise indicated, the address of the persons named in this column is c/o Swiss Medica, Inc., 53 Yonge Street, 3rd Floor, Toronto, Ontario, Canada M5E 1J3.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(3)  Each Class B Share is entitled to vote as 50 shares of Class A Common
     Stock.
(4) Includes 4,054,000 Class A Shares owned by General Cosmetics Corporation, a corporation controlled by Ronald Springer.
(5) The address for Alpha Capital is 300 Esplanade Drive, suite 1950, Oxnard, California, 93036
(6) Includes 1,562,500 Warrants with an exercise price of $0.30 per share, and 1,562,500 Warrants outstanding with an exercise price of $0.40 per share all exercisable within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description of Exhibit
-----------  ----------------------

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

10.2         2003 Consultant Stock Plan (7)

10.3 2002 Amended and Restated Stock Option, Stock Warrant and Stock Award Plan (8)

10.4         2001 Employees Stock Incentive Plan (9)

10.5         2001 Director and Officer Stock Option and Stock Award Plan (9)

10.6 Lease Agreement between Paul Millar and Swiss Medica, Inc. for the premises 53 Yonge Street, Third Floor Toronto, Canada, M5E 1J3 dated as of July 1, 2003. (5)

10.7 Securities Purchase Agreement by and among the Registrant and Platinum and Fennmore dated February 19, 2004 (5)

10.8         Form of Warrant. (5)

10.9 Securities Purchase Agreement with Highgate House, Ltd. and Montgomery Equity Partners, Ltd. dated December 23, 2004 (12)

10.10 Termination Agreement with Highgate House, Ltd. and Montgomery Equity Partners, Ltd. dated January 19, 2005, terminating the Securities Purchase Agreement dated December 23, 2004 (13)

10.11 Warrant issued to Highgate House, Ltd. and Montgomery Equity Partners, Ltd., dated January 19, 2005 (13)

10.12 Standby Equity Distribution Agreement dated December 23, 2004 with Cornell Capital Partners, LP (12)

10.13 Placement Agent Agreement with Sloan Securities Corporation dated December 23, 2004 and terminated on January 19, 2005 (13)

10.14 Termination Agreement with Cornell Capital Partners, LP dated January 19, 2005, terminating the Standby Equity Distribution Agreement dated December 23, 2004 (13)

10.15        Warrant to Purchase Series A Common Stock of Swiss Medica, Inc.
             issued to Strategic Equity Corp. dated December 6, 2004 (11)

10.16 Note and Purchase Warrant Agreement between Swiss Medica, Inc. and Strategic Equity Corp. dated December 6, 2004 (11)

10.17 Note and Purchase Warrant Agreement Amendment between Swiss Medica, Inc. and Strategic Equity Corp. effective as of December 7, 2004
             (11)

10.18 Security Agreement between Swiss Medica, Inc. and Strategic Equity Corp. dated December 6, 2004 (11)

10.19 Security Agreement Amendment between Swiss Medica, Inc. and Strategic Equity Corp. dated December 7, 2004 (11)

10.20 Secured Promissory Note issued to Strategic Equity Corp., dated December 6, 2004 (11)

10.21 Secured Promissory Note issued to Strategic Equity Corp., dated December 7, 2004 (11)

10.22 Secured Promissory Note issued to Strategic Equity Corp., dated January 3, 2005 (11)

14.1         Code of Business Conduct and Ethics.(5)

23.1         Consent of Russell Bedford Stefanou Mirchandani, LLP.(5)

23.2         Consent of Russell Bedford Stefanou Mirchandani, LLP.(5)

23.3         Consent of Russell Bedford Stefanou Mirchandani, LLP.(5)

24.1         Power of Attorney (5)

31.1         Certification pursuant to Rule 13a-14(a) and 15d-14(a).(5)

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

(11) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on February 14, 2004.

(12) Incorporated by reference from the Company's Form 8-K filed on December 29, 2004.

(13) Incorporated by reference from the Company's Form 8-K filed on January 20, 2005.


(b)   Reports on Form 8-K

         A Form 8-K was filed on December 30, 2004 to report the resignation of Raghunath Kilambi as our Chief Financial Officer and appointment of Bruce Fairbairn as our Chief Financial Officer.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                   December 31, 2004         December 31, 2003
                                   -----------------         -----------------

(i)     Audit Fees                     $ 44,250                   $ 32,500
(ii)    Audit Related Fees             $      0                   $      0
(iii)   Tax Fees                       $      0                   $      0
(iv)    All Other Fees                 $      0                   $      0


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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2005.

                                                SWISS MEDICA, INC.


                                                By:  /s/ Raghunath Kilambi
                                                     ---------------------------
                                                     Raghunath Kilambi,
                                                     Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raghunath Kilambi, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----

/s/Raghunath Kilambi          Chief Executive Officer and        March 30, 2005
--------------------------    Director
Raghunath Kilambi


/s/Grant Johnson              President, Chief Operating         March 30, 2005
--------------------------
Grant Johnson                 Officer and Director

/s/Bruce Fairbairn            Chief Financial Officer            March 30, 2005
--------------------------
Bruce Fairbairn


/s/Bryson Farrill             Chairman, Director                 March 30, 2005
--------------------------
Bryson Farrill

/s/Ronald Springer            Director                           March 30, 2005
--------------------------
Ronald Springer

/s/Azim Fancy                 Director                           March 30, 2005
--------------------------
Azim Fancy

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                               SWISS MEDICA, INC.

                               SWISS MEDICA, INC.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                                                                         PAGE
                                                                         ----

   Report of Independent Registered Certified Public Accounting Firm      F-3
   Financial Statements
           Balance Sheets at December 31, 2004 and 2003                   F-4
           Statements of Losses for the years ended
           December 31, 2004 and 2003                                     F-5
           Statements of Deficiency in Stockholders' Equity for the
           years ended December 31, 2004 and 2003                         F-6
           Statements of Cash Flows for the years ended
           December 31, 2004 and 2003                                     F-7
           Notes to Financial Statements                              F-8 - F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors
Swiss Medica, Inc.
Toronto, Ontario


         We have audited the balance sheets of Swiss Medica, Inc. (the "Company") as of December 31, 2004 and 2003 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                     -------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
February 23, 2005

                               SWISS MEDICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                        2004            2003
                                                        ----            ----
ASSETS:
Cash and cash equivalents                          $  1,630,559    $      1,471
Accounts receivable, net of allowance for
  discounts of $12,763 and $18,364 at
  December 31, 2004 and December 31, 2003,
  respectively                                           60,412         103,017
Inventories (Note B)                                    616,585           8,057
Prepaid expenses and deposits                            75,498          86,310
                                                   ------------    ------------
Total current assets                                  2,383,054         198,855

Property and equipment:: (Note C and D)
Property and equipment:                                  54,382          48,751
Less: accumulated depreciation                           16,125           6,094
                                                   ------------    ------------
Total property and equipment                             38,257          42,657

Other assets: (Note C)

Intangible assets, net of accumulated amortization
  of $301,763 and $116,062 at December 31, 2004
  and December 31, 2003, respectively                   457,987         643,688
Other receivable                                         22,798              --
                                                   ------------    ------------
Total other assets                                      480,785         643,688

Total assets                                       $  2,902,096    $    885,200
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds        $         --    $      3,102
Accounts payable and accrued liabilities (Note E)     1,751,114         184,585
Convertible Notes Payable (Note F)                      500,000              --
Notes payable (Note F)                                  342,000              --
Other advances (Note G)                                      --         126,527
                                                   ------------    ------------
Total current liabilities                             2,593,114         314,214

Commitments and contingencies (Note L)                       --              --

Stockholders' equity:
Preferred stock, par value $.001 per share;
  10,000,000 shares authorized; none issued
  at December 31, 2004 and December 31,
  2003 (Note H)                                              --              --
Class A Common stock, par value $ .001 per
  share; 100,000,000 shares authorized;
  66,493,654 and 26,962,530 shares issued
  at December 31, 2004 and December 31, 2003,
  respectively (Note H)                                  66,494          26,963
Class B Common stock, par value $.001 per
  share; 50,000,000 shares authorized;
  2,000,000 shares issued at December 31,
  2004 and December 31, 2003 (Note H)                     2,000           2,000
Additional paid-in capital                           26,628,844      19,679,507
Accumulated deficit                                 (26,388,356)    (19,137,484)
                                                   ------------    ------------
Total stockholders' equity                              308,982         570,986
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  2,902,096    $    885,200
                                                   ============    ============

                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                              STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004            2003
                                                   ------------    ------------
Revenue:
Sales, net                                         $    626,569    $    104,091

Cost of Sales                                           119,798          16,991
                                                   ------------    ------------

Gross Profit                                            506,771          87,100

Operating Expenses:

Research and Development                                  2,602       3,725,826

Selling, General and Administrative expenses          7,553,742      10,220,367

Depreciation and Amortization (Note C and D)            195,732         122,157
                                                   ------------    ------------

Total Operating Expenses                              7,752,076      14,068,350


Loss from Operations                                 (7,245,305)    (13,981,250)


Interest Expense                                         (5,567)         (7,250)

Provision for Income Taxes                                   --              --
                                                   ------------    ------------

Net Loss                                           $ (7,250,872)   $(13,988,500)
                                                   ============    ============

Loss per common share (basic and assuming
  dilution) (Note K)                               $      (0.14)   $      (0.88)
                                                   ============    ============


Weighted average common shares outstanding           51,000,505      15,936,124
                                                   ============    ============



                 See accompanying notes to financial statements

SWISS MEDICA, INC.

               STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           Class A Common Stock    Class B Common Stock
                                         -----------------------  ---------------------    Additional
                                                                                            Paid-in      Accumulated
                                            Shares       Amount     Shares      Amount      Capital         Deficit        Total
                                         ------------  ---------  ----------  ---------   -----------   ------------   ------------
Balance at January 1, 2003                    278,180  $     278          --  $      --   $ 4,210,402   $ (5,148,984)  $   (938,304)
Common shares issued in exchange for
  services rendered                        15,999,431     15,999          --         --     9,673,372             --      9,689,371
Common shares issued in exchange for
  previously incurred debt                  2,000,000      2,000   2,000,000      2,000       762,285             --        766,285
Common shares issued in exchange for
  cash, net of costs and fees               1,773,919      1,774          --         --       431,673             --        433,447
Common shares issued in exchange for
  prepaid rent                                161,000        161          --         --        31,839             --         32,000
Common shares issued in connection with
  acquisition of General Cosmetics
Corp.'s assets (Note C)                     6,750,000      6,750          --         --     4,525,877             --      4,532,627
Warrants issued to consultants in
  exchange for services rendered (Note I)          --         --          --         --        44,060             --         44,060
Net loss                                           --         --          --         --            --    (13,988,500)   (13,988,500)
                                         ------------  ---------  ----------  ---------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 2003               26,962,530  $  26,963   2,000,000  $   2,000   $19,679,507   $(19,137,484)  $    570,986
                                         ============  =========  ==========  =========   ===========   ============   ============

Common shares issued in exchange for
  services rendered and prepaid expenses   15,325,504     15,325          --         --     2,679,981             --      2,695,306
Common shares issued in exchange for
  cash, net of costs and fees              19,490,000     19,490          --         --     2,867,010             --      2,886,500
Common shares issued in exchange for
  warrants exercised, net of costs and
  fees                                      4,673,750      4,674          --         --     1,107,514             --      1,112,188
Common shares issued in exchange for
  expenses paid by shareholders                41,870         42          --         --         7,332             --          7,374
Warrants issued to consultants in
  exchange for services rendered (Note I)          --         --          --         --       287,500             --        287,500
Net loss                                           --         --          --         --            --     (7,250,872)    (7,250,872)
                                         ------------  ---------  ----------  ---------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 2004               66,493,654  $  66,494   2,000,000  $   2,000   $26,628,844   $(26,388,356)  $    308,982
                                         ============  =========  ==========  =========   ===========   ============   ============

                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    2004             2003
                                                                                ------------    ------------
Cash flows from operating activities:
Net loss                                                                        $ (7,250,872)   $(13,988,500)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Provision for sales returns and allowances                                            (5,601)             --
Common stock issued in exchange for services rendered (Note H)                     2,665,306       9,689,371
Common stock issued in exchange for expenses paid by shareholders (Note H)             7,374
Common stock issued in exchange for research and development costs (Note C)               --       3,724,125
Stock warrants issued in exchange for services (Note I)                              287,500          44,060
Expenses prepaid in prior year                                                        85,393              --
Depreciation and amortization (Note C and D)                                         195,732         122,157
(Increase) decrease in accounts receivable                                            48,206        (103,017)
(Increase) decrease in inventories                                                  (608,528)         (8,057)
(Increase) decrease in deposits and other assets                                     (67,379)        (38,519)
Increase (decrease) in cash disbursed in excess of available funds                    (3,102)          3,102
Increase (decrease) in accounts payable and accrued liabilities                    1,566,528         (22,812)
                                                                                ------------    ------------
Net cash (used in) operating activities                                           (3,079,443)       (578,090)

Cash flows from investing activities:

Purchase of property and equipment (Note D)                                           (5,630)             --
                                                                                ------------    ------------

Net cash (used in) investing activities                                               (5,630)             --
Cash flows from financing activities:
Proceeds from related party advances                                                      --          19,489
Proceeds from notes payable (Note F)                                                 342,000              --
Proceeds from convertible debentures (Note F)                                        500,000              --
Proceeds from sale of common stock, net of costs (Note H)                          3,998,688         433,447
Proceeds from (repayments to) third party advances (Note G)                         (126,527)        126,527
                                                                                ------------    ------------
Net cash provided by investing activities                                          4,714,161         579,463

Net increase in cash and cash equivalents                                          1,629,088           1,373
Cash and cash equivalents at the beginning of the year                                 1,471              98
                                                                                ------------    ------------
Cash and cash equivalents at the end of the year                                $  1,630,559    $      1,471
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                           $         --    $         --
Taxes paid in cash                                                                        --              --
Issuance of common stock in exchange for services (Note H)                         2,665,306       9,689,371
Issuance of common stock in exchange for expenses paid by shareholders
  (Note H)                                                                             7,374              --
Issuance of Class B common stock in exchange for previously incurred debt
  (Note H)                                                                                --          20,000
Issuance of Class A common stock in exchange for previously incurred debt
  (Note H)                                                                                --         746,285
Common stock issued in exchange for research and development costs (Note C)               --       3,724,125
Common stock issued in exchange for prepaid rent (Note H)                                 --          32,000
Common stock issued in exchange for office equipment (Note C)                             --          48,751
Common stock issued in exchange for intangible assets (Note C)                            --         759,751
Common stock issued in exchange for prepaid service fees (Note H)                     30,000              --
Expenses pre-paid in prior year                                                       85,393              --
Issuance of stock warrants in exchange for services (Note I)                         287,500          44,060

                 See accompanying notes to financial statements

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business Operations

Swiss Medica, Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is engaged in the business of marketing and distributing proprietary bioscience health products, with the focus on chronic ailments.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets.

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT CERTAIN REPORTED AMOUNTS AND DISCLOSURES. ACCORDINGLY, ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

REVENUE RECOGNITION

For revenue from product sales, the Company follows a policy of recognizing revenues as products are shipped. The THE COMPANY RECOGNIZES REVENUE IN ACCORDANCE WITH STAFF ACCOUNTING BULLETIN NO. 104, REVENUE RECOGNITION ("SAB104"), WHICH SUPERCEDED STAFF ACCOUNTING BULLETIN NO. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 REQUIRES THAT FOUR BASIC CRITERIA MUST BE MET BEFORE REVENUE CAN BE RECOGNIZED: (1) PERSUASIVE EVIDENCE OF AN ARRANGEMENT EXISTS; (2) DELIVERY HAS OCCURRED; (3) THE SELLING PRICE IS FIXED AND DETERMINABLE; AND (4) COLLECTIBILITY IS REASONABLY ASSURED. DETERMINATION OF CRITERIA (3) AND (4) ARE BASED ON MANAGEMENT'S JUDGMENTS REGARDING THE FIXED NATURE OF THE SELLING PRICES OF THE PRODUCTS DELIVERED AND THE COLLECTIBILITY OF THOSE AMOUNTS. PROVISIONS FOR DISCOUNTS AND REBATES TO CUSTOMERS, ESTIMATED RETURNS AND ALLOWANCES, AND OTHER ADJUSTMENTS ARE PROVIDED FOR IN THE SAME PERIOD THE RELATED SALES ARE RECORDED. THE COMPANY DEFERS ANY REVENUE FOR WHICH THE PRODUCT HAS NOT BEEN DELIVERED OR IS SUBJECT TO REFUND UNTIL SUCH TIME THAT THE COMPANY AND THE CUSTOMER JOINTLY DETERMINE THAT THE PRODUCT HAS BEEN DELIVERED OR NO REFUND WILL BE REQUIRED.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $809,789 and $28,938 for the years ended December 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $2,601 and $3,725,826 on research and product development for the years ended December 31, 2004 and 2003, respectively (Note C).

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

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $7,250,872 and $13,988,500 for the year ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $210,060 as of December 31, 2004.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $12,763 and $18,364 at December 31, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

CERTAIN RECLASSIFICATIONS HAVE BEEN MADE IN PRIOR YEAR'S FINANCIAL STATEMENTS TO CONFORM TO CLASSIFICATIONS USED IN THE CURRENT YEAR.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of December 31, 2004 and 2003 are as follows:

                                                  2004              2003
                                                  ----              ----
         Raw Materials                         $   172,652       $   2,893
         Finished Goods                            443,933           5,164
                                               -----------       ---------
                                               $   616,585       $   8,057
                                               ===========       =========

NOTE C - ACQUISITION

On May 20, 2003 the Company acquired equipment, nine patented bioscience products and related intangible assets from General Cosmetics Corporation.

In consideration for the acquisition of the tangible (see Note D) and intangible assets, the Company issued a total of 6,750,000 shares of restricted common stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. The cost of the tangible and intangible assets acquired is the fair value of the Company's common stock issued of $4,532,627.

In connection with the acquisition of the tangible and intangible assets, the Company acquired $3,724,125 of research and development assets which were charged to operations during the year ended December 31, 2003 and are included in the accompanying statement of losses as research and development expenditures.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE C - ACQUISITION (Continued)

INTANGIBLE ASSETS

The cost to acquire the intangible assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The intangible assets acquired and carrying value at December 31, 2003 are:

                                     Gross                                         Weighted Average
                                   Carrying   Accumulated               Residual     Amortization
                                    Amount   Amortization     Net         Value     Period (Years)
                                  ---------   ---------    ---------   ---------   ----------------
Amortizable Intangible Assets:
Patents                           $ 563,250   $ (70,406)   $ 492,844   $      --          5.0
Customer Mailing Lists               30,000      (3,750)      26,250          --          5.0
Trademarks                           45,000      (5,625)      39,375          --          5.0
Non-compete agreements              112,500     (35,156)      77,344          --          2.0
Other                                 9,000      (1,125)       7,875          --          5.0
                                  ---------   ---------    ---------   ---------       ------
Total                             $ 759,750   $(116,062)   $ 643,688   $      --          4.6
                                  =========   =========    =========   =========       ======

The intangible assets acquired and carrying value at December 31, 2004 are:

                                     Gross                                         Weighted Average
                                   Carrying   Accumulated               Residual     Amortization
                                    Amount   Amortization     Net         Value     Period (Years)
                                  ---------   ---------    ---------   ---------   ----------------
Amortizable Intangible Assets:
Patents                           $ 563,250   $(183,056)   $ 380,194   $      --          5.0
Customer Mailing Lists               30,000      (9,750)      20,250          --          5.0
Trademarks                           45,000     (14,625)      30,375          --          5.0
Non-compete agreements              112,500     (91,406)      21,094          --          2.0
Other                                 9,000      (2,925)       6,075          --          5.0
                                  ---------   ---------    ---------   ---------       ------
Total                             $ 759,750   $(301,762)   $ 457,988   $      --          4.6
                                  =========   =========    =========   =========       ======

Total amortization expense charged to operations for the year ended December 31, 2004 and 2003 were $185,701 and $116,063.

Estimated amortization expense as of December 31, 2004 is as follows:

       2005                             $ 150,544
       2006                               129,450
       2007                               129,450
       2008                                48,544
                                        ---------
       Total                            $ 457,988
                                        =========

NOTE D - PROPERTY AND EQUIPMENT

In connection with the acquisition of assets from General Cosmetics Corporation in May 2003, the Company's acquired a total of $48,751 of property and equipment (Note C). During the year ended December 31, 2004, the Company also acquired furniture and equipment for its new facilities in Texas. Property and equipment are depreciated over their estimated useful life of 5 years. Property and equipment at December 31, 2004 and 2003 consists of the following:

                                               2004               2003
                                               ----               ----
  Office furniture and equipment            $  54,382          $  48,751
  Accumulated depreciation                    (16,125)            (6,094)
                                            ---------          ---------
                                            $  38,257          $  42,657
                                            =========          =========

Depreciation expense included as a charge to operations amounted to $10,031 and $6,094 for the year ended December 31, 2004 and 2003, respectively.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:
                                           2004            2003
                                           ----            ----
Accounts payable                        $  529,694      $ 86,122
Other accrued expenses                   1,191,420        98,463
Litigation (Note L)                         30,000            --
                                        ----------      --------
  Total                                 $1,751,114      $184,585
                                        ==========      ========

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

On December 6 and 7, 2004, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $600,000 Canadian Dollar (CAD) of loans, in two equal installments of $300,000CAD with the first installment being delivered to the Company on or before December 7, 2004, and the second installment being delivered to the Company on or before January 3, 2005, and additional $105,000 USD of loan being delivered to the Company on or before December 7, 2004. Pursuant to the Agreement, the Company issued to Strategic Equity warrants to purchase an aggregate of 350,000 shares of the Company's Class A common stock at $0.42 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date.

As of December 31, 2004, the Company issued to Strategic Equity two promissory notes in the amount of $300,000 CAD (approximately $237,000 USD) and $105,000 USD, respectively. The promissory note in the amount of $300,000 CAD is monthly interest payable only at 24% per annum commencing January 5, 2005, with the maturity date on June 5, 2005. The promissory note in the amount of $105,000 USD is non-interest bearing, with $59,167 of principal due and payable on or before January 5, 2005, $9,167 on or before February 5, 2005, $9,167 on or before March 5, 2005, $9,167 on or before April 5, 2005, $9,167 on or before May 5, 2005, and
$9,165 on or before June 5, 2005. The promissory notes are secured by the Company's assets.

Subsequent to the date of financial statements, the Company received the second installment of $300,000 CAD and issued to Strategic Equity a promissory note in the amount of $300,000 CAD with the same repayment terms and arrangements as the $300,000 CAD of promissory note issued in December 2004.

Convertible Notes Payable

On December 23, 2004, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Highgate House, LP ("Highgate") and Montgomery Equity Partners, LP ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company shall issue convertible-redeemable debenture to Highgate and Montgomery in the original principal amount of $1,000,000. The debentures accrue interest at 7% per annum, with a maturity date of 210 days from the issuance ("Maturity Date"). Highgate and Montgomery delivered $500,000 to the Company as of December 31, 2004, and the remaining $500,000 shall be delivered to the Company within five days of the Company's filing of a registration statement related to the shares issueable upon conversion of the convertible debentures. The debentures may be redeemed by the Company at any time before the Maturity Date, in whole or in part. The redemption price equals to 125% of the amount redeemed plus accrued interest. The debentures are convertible at the holder's option, after 180 days from December 23, 2004, up to maturity at a conversion price equal to the lower of (i) $0.372 or (ii) 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

Convertible Notes Payable (Continued)

As of December 31, 2004, Highgate and Montgomery each received from the Company a promissory note in the amount of $250,000, and 250,000 warrants each to purchase the Company's common stock at the lower of (i) $0.248 or (ii) 80% of the closing bid price of common stock on the date the registration statement becomes effective. The warrants expire three years from December 23, 2004. As of December 31, 2004, the Company's management has approved to terminate the Securities Purchase Agreement with Highgate and Montgomery, and a Termination Agreement was entered into subsequent to the date of financial statements. Pursuant to the Termination Agreement, the Company redeemed the aggregate of $500,000 convertible debentures for $625,000 plus accrued interest in January 2005. Highgate and Montgomery still have the right to exercise the aggregate of 500,000 warrants, however, the exercise price of the warrants was re-priced to $0.40 per share. The Company agreed to issue an aggregate of 250,000 shares of its common stock to Highgate and Montgomery to compensate the increase in the exercise price of warrants issued

The Company accounted for the note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The conversion price exceeded the fair value of the company's common stock at the time the conversion option was granted and at December 31, 2004. Accordingly, there was no imbedded beneficial conversion feature in connection with the issuance of the convertible debentures. At December 31, 2004, the Company had accrued $125,000 of financing charges in connection with the redemption of the convertible debentures. The Company also has included in its accrued liabilities the 250,000 shares of common stock to be issued, valued at the fair market value of the Company's common stock at the date the management proved the Termination Agreement.

NOTE G - OTHER ADVANCES

During the year ended December 31, 2003, sophisticated investors of the Company advanced funds to the Company for working capital purposes. Total proceeds the Company received are $76,627, net of repayments. No formal repayment terms or arrangements exist. Additionally, the Company entered into an informal agreement with an investor whereby the investor advanced $50,000 of funds to the Company for working capital purposes, at interest rate of 18% per annum. No formal repayment terms or arrangements exist. Total advances from unrelated parties are $126,527 as of December 31, 2003. The Company has repaid in full the advances from investors during the year ended December 31, 2004.

NOTE H - CAPITAL STOCK

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

As of December 31, 2004 and 2003, the Company has no preferred stock issued and outstanding. The Company has 66,493,654 and 26,962,530 shares of Class A common stock issued and outstanding at December 31, 2004 and 2003, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at December 31, 2004 and 2003.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE H - CAPITAL STOCK (CONTINUED)

For the year ended December 31, 2003, the Company issued an aggregate of 15,999,431 shares of Class A common stock to consultants for services rendered in the amount of $9,689,371. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 2,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock in exchange for $766,285 of previously incurred debt. Additionally, the Company issued an aggregate of 1,773,919 shares of Class A common stock in exchange for $433,447 of proceeds, net of costs and fees. The Company issued an aggregate of 161,000 shares in exchange for $32,000 of prepaid rent. The Company issued to General Cosmetics Corporation an aggregate of 6,750,000 shares of Class A common stock in connection with the acquisition of $48,751 of equipment, $759,751 of intangible assets, and $3,724,125 of research and development costs (Note C).

For the year ended December 31, 2004, the Company issued an aggregate of 15,325,504 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $2,665,306 and prepaid service fees of $30,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 19,490,000 shares of Class A common stock in exchange for $2,886,500 of proceeds, net of costs and fees. The Company issued an aggregate of 4,673,750 shares of Class A common stock in exchange for warrants exercised (Note I) at $0.16 to $0.25 per share for a total proceeds of $1,112,188, net of costs and fees.The Company issued an aggregate of 41,870 shares of Class A common stock in exchange for $7,374 of expenses paid by shareholders.

NOTE I - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These warrants were granted in lieu of cash compensation for services performed to a non-employee, each warrant to purchase one share of the Company's Class A common stock.

             Warrants Outstanding                       Warrants Exercisable
             --------------------                       --------------------
                         Weighted
                         Average      Weighted
                        Remaining      Average
Exercise    Number     Contractual    Exercise       Number     Weighted Average
 Prices   Outstanding  Life (Years)     Price     Exercisable    Exercise Price
 ------   -----------  ------------     -----     -----------    --------------

$ 75.00        8,675       2.01       $   75.00         8,675       $   75.00
   0.75      100,000       0.91            0.75       100,000            0.75
   0.45      100,000       0.91            0.45       100,000            0.45
   0.16      937,500       2.25            0.16       937,500            0.16
   0.25    9,522,500       0.60            0.25     9,522,500            0.25
   0.30    7,906,250       2.25            0.30     7,906,250            0.30
   0.40    8,406,250       2.29            0.40     8,406,250            0.40
   0.42      350,000       4.93            0.42       350,000            0.42
         -----------      -----       ---------    ----------       ---------
         27,331,175        1.71       $    0.34    27,331,175       $    0.34
         ===========      =====       =========    ==========       =========

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - WARRANTS (CONTINUED)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                  Number of     Weighted Average
                                                  Warrants      Price Per Share
                                                 -----------    ----------------
       Outstanding at December 31, 2002                8,675      $   75.00
          Granted                                    200,000           0.60
          Exercised                                       --             --
          Canceled or expired                             --             --
                                                 -----------      ---------
       Outstanding at December 31, 2003              208,675      $    3.69
                                                 ===========      =========
          Granted                                 31,796,250           0.30
          Exercised (Note H)                      (4,673,750)          0.24
          Canceled or expired                             --             --
                                                 -----------      ---------
       Outstanding at December 31, 2004           27,331,175      $    0.34
                                                 ===========      =========

The weighted-average fair value of warrants granted to non-employees during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2004               2003
                                                              ----               ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant                         1.25%             1.63%
       date
           Expected stock price volatility                            33%               84%
           Expected dividend payout                                     -                 -
           Expected warrant life-years (a)                0.78 to 5 years           2 years

         (a)The expected warrant life is based on contractual expiration dates.

The Company granted to note holders an aggregate of 850,000 non-compensatory warrants in connection with issuing promissory notes in December 2004 (Note F). The Company granted an aggregate of 2,143,750 and 200,000 compensatory warrants to an attorney and consultants in exchange for services during the year ended December 31, 2004 and 2003, respectively. The amount of the expense charged to operations in connection with granting the warrants was $287,500 and $44,060 for the year ended December 31, 2004 and 2003, respectively. The Company granted an aggregate of 28,802,500 non-compensatory warrants to investors in connection with its private placement during the year ended December 31, 2004. Those warrants had no intrinsic value at the time the warrants were granted.


NOTE J - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $26,300,000 which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $9,200,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE J - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of December 31, 2004 are as follows:

             Non current:
                Net operating loss carryforward       $  9,200,000

                Valuation allowance                    (9,200,000)
                                                      ------------
                Net deferred tax asset                $         --
                                                      ============

NOTE K - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                                  2004              2003
                                                                  ----              ----
  Net loss available for common shareholders                  $ (7,250,872)    $ (13,988,500)
                                                              =============    ==============
  Basic and fully diluted loss per share                      $      (0.14)         $  (0.88)
                                                              =============    ==============
  Weighted average common shares outstanding, as adjusted       51,000,505        15,936,124
                                                              =============    ==============

NET LOSS PER SHARE IS BASED UPON THE WEIGHTED AVERAGE OF SHARES OF COMMON STOCK OUTSTANDING. IN NOVEMBER 2002 A ONE (1) FOR ONE HUNDRED (100) REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK WAS EFFECTED (SEE NOTE H). ACCORDINGLY, ALL HISTORICAL WEIGHTED AVERAGE SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE REVERSE STOCK SPLIT.

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse facilities on a month-to-month basis in Dallas, Texas. Monthly rents under the lease are $400. The Company leases office space in Toronto, Canada on a quarterly basis at approximately $2,500 per month. The Company leases office space and warehouse facilities Vancouver, Canada, on a two-year lease expiring July 2006, at approximately $1,450 per month.

Rental expenses charged to operations during the year ended December 31, 2004 and 2003 were $54,667 and $22,222, respectively. Commitments for minimum rentals under non cancelable leases at December 31, 2004 are as follows:

         2005                               $  17,500
         2006                                  10,208
                                            ---------
         Total                              $  27,708
                                            =========

CONSULTING AGREEMENTS

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

During the year ended December 31, 2003, Gleiss Lutz Hootz ("Hootz"), a German law firm filed a complaint against the Company in a Canadian jurisdiction. The complaint alleges a breach of contract and is seeking for $24,496.41 EURO, or approximately $33,400, for legal service fees. During the year ended December 31, 2004, Hootz had offered $35,000 CAD (approximately $29,050) to settle the claim. The Company is still in process of negotiating the settlement, and had accrued $30,000 of liabilities at December 31, 2004 in connection with the claim.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - MAJOR CUSTOMERS AND VENDORS

Revenue from one (1) major customer, which accounted for greater than 10% of total sales, approximated $445,000 or 70% of sales for the year ended December 31, 2004, and $101,724 or 98% of sales for the year ended December 31, 2003.

Total purchases from five (5) major suppliers, each accounted for greater than 10% of total purchase, approximated $631,360 or 85% of purchases for the year ended December 31, 2004. Total accounts payable of $129,753, or 25% of total accounts payable was due to these five suppliers as of December 31, 2004. Total purchases from one (1) major supplier, which accounted for more than 10% of total purchase, approximated $11,167 or 43% of purchases for the year ended December 31, 2003. Total accounts payable of $3,329, or 4% of total accounts payable was due to this supplier as of December 31, 2003.

NOTE N - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses of $7,250,872 and $13,988,500, respectively. The Company's current liabilities exceeded its current assets by $210,060 and the accumulated deficit amounted $26,388,356 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                               SWISS MEDICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE O - SUBSEQUENT EVENTS

Subsequent to the date of financial statements, the Company issued an aggregate of 12,900,250shares if its common stock in exchange for warrants exercised at $0.16 to $0.30 per share. Gross proceeds received in connection with the warrants exercised, total approximately $3,323,000.