Form 10QSB
period 2005-03-31
SWISS MEDICA INC
filed 2005-05-16
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ______________

                        Commission file number 000-09489

                               SWISS MEDICA, INC.
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                           98-0355519
(State of Incorporation)                       (IRS Employer Identification No.)

                                 53 Yonge Street
                                   Third Floor
                        Toronto, Ontario, Canada M5E 1J3
                    (Address of Principal Executive Offices)

                                 (416) 868-0202
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 6, 2005 the Company had 85,654,167 shares of its par value $0.001 Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes |_|      No |X|

                               SWISS MEDICA, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets:
                    March 31, 2005 and December 31, 2004

                    Condensed Consolidated Statements of Losses:
                    Three Months Ended March 31, 2005 and 2004

                    Condensed Consolidated Statements of Cash Flows:
                    Three Months Ended March 31, 2005 and 2004

                    Notes  to  Unaudited  Condensed  Consolidated  Financial
                    Information: March 31, 2005

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

            Item 1. Legal Proceedings

            Item 2. Changes in Securities

            Item 3. Defaults Upon Senior Securities

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 5. Other Information

            Item 6. Exhibits

Item 1. Financial Statements (Unaudited)

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                             March 31, 2005    December 31, 2004
                                                             --------------    -----------------
ASSETS:
Cash and cash equivalents                                    $  1,804,711       $  1,630,559

Accounts receivable, net of allowance for discounts
of $18,230 and $12,763 at March 31, 2005 and
December 31, 2004, respectively                                   892,156             60,412

Inventories (Note C)                                            1,024,588            616,585
Prepaid expenses and deposits                                     748,393             75,497
                                                             ------------       ------------
Total current assets                                            4,469,848          2,383,053
Property and equipment:
Property and equipment:                                            78,854             54,382
Less: accumulated depreciation                                     19,968             16,125
                                                             ------------       ------------
Total property and equipment                                       58,886             38,257

Other assets:
Intangible assets,  net of accumulated  amortization
of $348,188 and $301,763 at March 31, 2005 and
 December 31, 2004, respectively (Note B)                         411,562            457,987
Goodwill (Note B)                                                 500,000                 --
Other receivable                                                   15,734             22,798
Prepaid and other (Note B)                                        190,000                 --
                                                             ------------       ------------
Total other assets                                              1,117,296            480,785

Total assets                                                 $  5,646,030       $  2,902,095
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities (Note G)            $    836,909       $  1,751,114
Convertible notes payable (Note D)                                     --            500,000
Notes payable, current portion (Note D)                           501,499            342,000
                                                             ------------       ------------
Total current liabilities                                       1,338,408          2,593,114

Accrued liabilities, long-term portion                             15,523                 --
Commitment and contingencies (Note I)                                  --                 --

Stockholders' equity:
Preferred stock, par value $.001 per share;
10,000,000 shares authorized;  none
issued at March 31, 2005 and December 31, 2004 (Note E)                --                 --

Class A Common stock, par value $ .001 per share;
100,000,000 shares authorized; 85,504,167 and
66,493,654 shares issued at March 31, 2005 and
December 31, 2004, respectively (Note E)                           85,504             66,494

Class B Common stock, par value $.001 per share;
50,000,000 shares authorized; 2,000,000 shares
issued at March 31, 2005 and December 31, 2004 (Note E)             2,000              2,000
Additional paid-in capital                                     31,619,633         26,628,843

Accumulated deficit                                           (27,415,038)       (26,388,356)
                                                             ------------       ------------
Total stockholders' equity                                      4,292,099            308,981
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $  5,646,030       $  2,902,095
                                                             ============       ============


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                       For the three months ended March 31,
                                            2005              2004
                                        ------------      ------------
Revenue:
Sales, net                              $  1,127,412      $      6,069
Cost of Sales                                203,235             1,222
                                        ------------      ------------
Gross Profit                                 924,177             4,847

Operating Expenses:
Selling, General and Administrative
expenses                                   1,869,347         2,176,482
Depreciation and Amortization                 50,268            48,863
                                        ------------      ------------
Total Operating Expenses                   1,919,615         2,225,345

Loss from Operations                        (995,438)       (2,220,498)

Interest Expense, net                        (31,244)               --
Provision for Income Taxes                        --                --
                                        ------------      ------------

Net Loss                                $ (1,026,682)     $ (2,220,498)
                                        ============      ============

Loss per common share (basic and
assuming dilution)                      $      (0.01)     $      (0.07)
                                        ============      ------------
Weighted average common shares
outstanding                               77,903,446        32,001,503
                                        ============      ============


       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the three months ended March 31,

                                                                    2005                2004
                                                                -----------         -----------
Cash flows from operating activities:
Net loss                                                        $(1,026,682)        $(2,220,498)
Adjustments to reconcile net loss to net cash (used in)
  operating activities:
Common stock issued in exchange for services
  rendered (Note E)                                                  70,350           1,266,879
Common stock issued in exchange for expenses
  paid by shareholders                                                   --               7,374
Stock warrants issued in exchange for services
  rendered (Note F)                                                      --             287,500
Depreciation and amortization                                        50,268              48,863
Expenses prepaid in prior period                                     74,933              26,710
(Increase) decrease in accounts receivable                         (831,745)             (2,795)
(Increase) decrease in inventories                                 (408,003)            (22,350)
(Increase) decrease in deposits and other assets                   (830,763)             (1,830)
Increase (decrease) in cash disbursed in excess
  of available funds                                                     --              (3,102)
Increase (decrease) in accounts payable and
  accrued liabilities                                               117,318              86,261
                                                                -----------         -----------
Net cash (used in) operating activities                          (2,784,324)           (526,988)

Cash flows from investing activities:
Purchase of property and equipment                                  (24,473)                 --
                                                                -----------         -----------
Net cash (used in) investing activities                             (24,473)                 --

Cash flows from financing activities:
Proceeds from notes payable, net of repayments (Note D)             159,499                  --
Proceeds from sale of common stock, net of costs
  and fees (Note E)                                               3,323,450           2,886,500
(Repayments to) convertible debentures (Note D)                    (500,000)                 --
(Repayments to) third party advances                                     --            (117,013)
                                                                -----------         -----------

Net cash provided by investing activities                         2,982,949           2,769,487
Net increase in cash and cash equivalents                           174,152           2,242,499
Cash and cash equivalents at the beginning of the period          1,630,559               1,471
                                                                -----------         -----------
Cash and cash equivalents at the end of the period              $ 1,804,711         $ 2,243,970
                                                                ===========         ===========

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                           $    23,812         $        --
Income taxes paid in cash                                       $        --         $        --
Issuance of common stock in exchange for
  services (Note E)                                             $    70,350         $ 1,266,879
Issuance of common stock in exchange for expenses
  paid by shareholders                                          $        --         $     7,374
Issuance of Class A common stock in exchange
  for accrued liabilities (Note E)                              $ 1,016,000         $        --
Issuance of stock warrants in exchange for
  services (Note F)                                             $        --         $   287,500
Expenses pre-paid in prior year                                 $    74,933         $    26,710
Acquisition of ADBSI (Note B):
  Assets acquired                                               $   196,637         $        --
  Goodwill                                                          500,000                  --
  Common stock issued                                              (600,000)                 --
                                                                -----------         -----------
  Net cash paid for acquisition                                 $   (96,637)        $        --
                                                                ===========         ===========

       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is engaged in the business of marketing and distributing proprietary bioscience health products, with the focus on chronic ailments.

On March 31, 2005, the Company entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement") with Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK"). All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,673 in cash. As result of the closing under the Acquisition Agreement on March 31, 2005, ADBSI became a wholly-owned subsidiary of the Company (see Note B).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anti-Depression BioHealth Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 3,431,098 stock options to employees and directors on January 25, 2005. The options are exercisable at $0.10 per share and shall fully vest over a two year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to July 25, 2005 (Note F).

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101").

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

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS

General Cosmetics Corporation.

On May 20, 2003 the Company acquired equipment, nine patented bioscience products and related intangible assets from General Cosmetics Corporation. In consideration for the acquisition of the tangible and intangible assets, the Company issued a total of 6,750,000 shares of restricted common stock. The stock that was issued in this transaction was valued at 85 percent of its average closing price ten days prior to and after May 21, 2003. The cost of the tangible and intangible assets acquired is the fair value of the Company's common stock issued of $4,532,627. In connection with the acquisition of the tangible and intangible assets, the Company acquired $3,724,125 of research and development assets which were charged to operations during the year ended December 31, 2003.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2004 are:

                                      Gross                                              Weighted Average
                                    Carrying     Accumulated                 Residual      Amortization
                                     Amount     Amortization       Net        Value       Period (Years)
                                  ----------    ------------  ----------   ----------    ---------------
Amortizable Intangible Assets:
Patents                           $  563,250    $ (183,056)   $  380,194   $       --            5.0
Customer Mailing Lists                30,000        (9,750)       20,250           --            5.0
Trademarks                            45,000       (14,625)       30,375           --            5.0
Non-compete agreements               112,500       (91,406)       21,094           --            2.0
Other                                  9,000        (2,925)        6,075           --            5.0
                                  ----------    ----------    ----------   ----------     ----------
Total                             $  759,750    $ (301,762)   $  457,988   $       --            4.6
                                  ==========    ==========    ==========   ==========     ==========

The intangible assets acquired from General Cosmetics and carrying value at March 31, 2005 are:

                                      Gross                                              Weighted Average
                                    Carrying     Accumulated                  Residual     Amortization
                                     Amount     Amortization       Net         Value      Period (Years)
                                  ----------    ------------  ----------   ----------    ---------------
Amortizable Intangible Assets:
Patents                           $  563,250    $ (211,219)   $  352,031   $       --            5.0
Customer Mailing Lists                30,000       (11,250)       18,750           --            5.0
Trademarks                            45,000       (16,875)       28,125           --            5.0
Non-compete agreements               112,500      (105,469)        7,031           --            2.0
Other                                  9,000       (3,375)         5,625           --            5.0
                                  ----------    ----------    ----------   ----------     ----------
Total                             $  759,750    $ (348,188)   $  411,562   $       --            4.6
                                  ==========    ==========    ==========   ==========     ==========

Total amortization expense charged to operations for the period ended March 31, 2005 and 2004 were $46,425 and $46,426, respectively.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued)

General Cosmetics Corporation. (Continued)

Estimated amortization expense as of March 31, 2005 is as follows:

       Fiscal year 2005                    $ 104,118
       Fiscal year 2006                      129,450
       Fiscal year 2007                      129,450
       Fiscal year 2008                       48,544
                                           ---------
       Total                               $ 411,562
                                           =========

Anti-Depression BioHealth Solutions, Inc.

On March 31, 2005, Swiss Medica, Inc., a Delaware corporation (the "Company"), Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK") entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement"). The acquisition of ADBSI was completed pursuant to the terms of the Acquisition Agreement and closed on March 31, 2005. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As result of the closing under the Acquisition Agreement, ADBSI became a wholly-owned subsidiary of the Company.

The following summarizes the acquisition of ADBSI:

Issuance of 2,105,263 shares of common stock (Note E)        $ (600,000)
Assets acquired                                                  196,637
Goodwill                                                       (500,000)
                                                             -----------
Cash paid                                                    $  (96,637)
                                                             ===========

The Company valued the common stock issued to the UTEK at $0.285 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase.

The Company is in the process of calculating valuations of certain intangible assets, and obtaining third party verification of the valuations; thus, the allocation of the purchase price is subject to refinement. The resulting preliminary goodwill arises from the Company's perception of the value of the existing customer base.

The Company believes the acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for consolidation.

The assets acquired from ADBSI at March 31, 2005 are:

                                       Amount
                                     ---------
Inventory                             $  6,637
Option agreement                        15,000
License agreement                      125,000
Prepaid expense                         50,000
                                     ---------
Total                                $ 196,637
                                     =========

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued

Anti-Depression BioHealth Solutions, Inc. (Continued)

Option Agreement: On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc., a Delaware corporation ("Back Bay") pursuant to the terms of the Option Agreement. ADBSI may exercise this option after receipt of Back Bay's notice of completion of the development of Nutraceutical intellectual property or related products, or upon termination of an existing license agreement relating to the Nutraceutical technology. In consideration for the Option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement. ADBSI has already paid the first $15,000 installment.

License Agreement: ADBSI's assets include an exclusive license to, among other things, develop and market patented and proprietary PMS Escape product pursuant to the Patent License Agreement. This royalty-bearing exclusive license gives ADBSI rights to use, manufacture and distribute the PMS Escape product or any other product developed from certain patent rights licensed to Back Bay in the United States and Canada. This agreement also gives ADBSI the rights to use all intellectual property related to PMS Escape, except the patent rights, in connection with the marketing, sale and distribution of the product. Upon the execution of this agreement, ADBSI agrees to pay a one-time, non-refundable fee of $125,000 to Back Bay and to prepay for Back Bay's finished PMS Escape and packaging inventory. The $125,000 fee was paid on ADBSI's behalf by UTEK.

Prepaid Expense: ADBSI also entered into a Consulting Agreement with Back Bay and its principals on March 31, 2005. Pursuant to the terms of the Consulting Agreement, Back Bay's principals will provide consulting services relating to PMS Escape and other products to which ADBSI obtains rights under the Patent License Agreement. The initial term of the Consulting Agreement expires on April 1, 2009 and automatically renews for additional one-year terms. In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement, and the remaining three payments are due on the first, second and third anniversary dates of the Consulting Agreement.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market price determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of March 31, 2005 and December 31, 2004 are as follows:

                                     March 31, 2005       December 31, 2004
                                     --------------       -----------------
         Raw Materials                  $   370,548              $ 172,652
         Finished Goods                     654,040                443,933
                                        -----------              ---------
                                        $ 1,024,588              $ 616,585
                                        ===========              =========

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at March 31, 2005 and December 31, 2004 is as follows:

                                                             March 31, 2005     December 31, 2004
                                                             --------------     -----------------
Notes payable to Strategic Equity Corp.; interest rate          $ 237,000           $ 237,000
24% per annum; interest only payable monthly, maturity
date is June 5, 2005. (a)
Notes payable to Strategic Equity Corp.; non-interest
bearing, with $59,167 of principal  due and payable
on or before  January 5, 2005,  $9,167 on or before
February 5, 2005, $9,167 on or before March 5, 2005,
$9,167 on or before April 5, 2005, $9,167 on or
before May 5, 2005,                                                27,499             105,000
and $9,165 on or before June 5, 2005 (a)
Notes payable to Strategic Equity Corp.; interest rate
24% per annum; interest only payable monthly, maturity            237,000                  --
date is June 5, 2005. (a)
Convertible notes payable to Highgate House, LP and
Montgomery Equity Partners, LP; interest at 7% per
annum, with a maturity date of 210 days from the
issuance ("Maturity Date"). The Company granted the
noteholder a security interest in substantially all of
the Company's assets and intellectual property and                     --           $ 500,000
registration rights. (b)
                                                                ---------           ---------
Total                                                             501,499             842,000
Less: current portion                                            (501,499)           (842,000)
Long term portion                                               $      --           $      --
                                                                =========           =========


(a) Notes  Payable:  In  December  2004,  the  Company  entered  into a Security
Agreement  and Security  Agreement  Amendment  (together the  "Agreement")  with
Strategic Equity Corp. ("Strategic Equity") for the sum of $600,000 Canadian Dollar (CAD) (approximately $472,000 USD) of loans, in two equal installments of $300,000 CAD ($237,000 USD) with the first installment being delivered to the Company on or before December 7, 2004, and the second installment being delivered to the Company on or before January 3, 2005, and an additional $105,000 USD of loan proceeds being delivered to the Company on or before December 7, 2004. Pursuant to the Agreement, the Company issued to Strategic Equity warrants to purchase an aggregate of 350,000 shares of the Company's Class A common stock at $0.42 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date. As of March 31, 2005, the Company has issued to Strategic Equity three promissory notes, two in the amount of $300,000 CAD (approximately $237,000 USD) and the third in the amount of $105,000 USD. The first two promissory notes in the amount of $300,000 CAD each are interest only payable monthly at 24% per annum with the maturity dates on June 5, 2005. The promissory note in the amount of $105,000 USD is non-interest bearing, with $27,499 of principal due as at March 31, 2005 and subsequent payments of $9,167 on or before April 5, 2005, $9,167 on or before May 5, 2005, and $9,165 on or before June 5, 2005. The promissory notes are secured by the Company's assets.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

(b) Convertible Notes Payable: On December 23, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP ("Highgate") and Montgomery Equity Partners, LP ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company was to issue convertible-redeemable debentures to Highgate and Montgomery in the original principal amount of $1,000,000, collectively. The $1,000,000 was to be disbursed as follows: $500,000 was disbursed on December 28, 2004 (the "First Traunche") and $500,000 was to be disbursed within five days of the filing of a registration statement related to the shares issuable upon conversion of the convertible debentures ("Second Traunche"). Pursuant to the Securities Purchase Agreement, Highgate and Montgomery each received 250,000 warrants.

As of December 31, 2004, immediately after the issuance of the convertible notes payable, the Company's management has approved to terminate the Securities Purchase Agreement with Highgate and Montgomery, and a Termination Agreement was finalized and entered into on January 19, 2005. At December 31, 2004, the Company had accrued $125,000 of financing charges in connection with the redemption of the convertible debentures. The Company also has included in its accrued liabilities the 250,000 shares of common stock to be issued, valued at the fair market value of the Company's common stock at the date the management proved the Termination Agreement. The Securities Purchase Agreement was accordingly terminated without the Second Traunche being funded, and the First Traunche has been redeemed for $625,000 plus accrued interest in January 2005. The 250,000 shares of common stock were also issued in January 2005.

The Company accounted for the above note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The conversion price exceeded the fair value of the company's common stock at the time the conversion option was granted. Accordingly, there was no imbedded beneficial conversion feature in connection with the issuance of the convertible debentures.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. As of March 31, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. The Company has 85,504,167 and 66,493,654 shares of Class A common stock issued and outstanding at March 31, 2005 and December 31, 2004, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at March 31, 2005 and December 31, 2004.

During the three-month period ended March 31, 2005, the Company issued an aggregate of 205,000 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $70,350. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 3,800,000 shares of Class A common stock in exchange for $1,016,000 of accrued liabilities. The Company issued an aggregate of 12,900,250 shares of Class A common stock in exchange for warrants exercised (Note F) at $0.16 to $0.30 per share for a total proceeds of $3,323,450, net of costs and fees. Additionally, the Company issued an aggregate of 2,105,263 shares of Class A common stock valued at $600,000 in connection with acquisition of ADBSI (Note B).

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F- OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These warrants were granted in lieu of cash compensation for services performed to a non-employee, each warrant to purchase one share of the Company's Class A common stock.

                       Warrants Outstanding                           Warrants Exercisable
                       --------------------                           --------------------
                                                         Weighted                  Weighted
                                  Weighted Average       Average                   Average
     Exercise      Number       Remaining Contractual    Exercise     Number       Exercise
      Prices     Outstanding        Life (Years)          Price     Exercisable     Price
     --------    -----------        ------------         --------   -----------    --------
      $75.00           8,675                 1.8         $ 75.00        8,675      $ 75.00
      $ 0.75         100,000                 0.7         $  0.75       100,000     $  0.75
      $ 0.45         100,000                 0.7         $  0.45       100,000     $  0.45
      $ 0.42         350,000                 4.7         $  0.42       350,000     $  0.42
      $ 0.40       8,406,250                 2.0         $  0.40     8,406,250     $  0.40
      $ 0.30       4,251,000                 2.0         $  0.30     4,251,000     $  0.30
      $ 0.25       1,215,000                 0.6         $  0.25     1,215,000     $  0.25
                  ----------                 ---         -------    ------------   -------
                  14,430,925                 2.0         $  0.41    14,430,925     $  0.41
                  ==========                 ===         =======    ============   =======

Transactions involving warrants issued to non-employees are summarized as follows:

                                      Number of        Weighted Average
                                      Warrants         Price Per Share
Outstanding at December 31, 2002            8,675       $     75.00
   Granted                                200,000       $      0.60
   Exercised                                   --       $        --
   Canceled or expired                         --       $        --
                                      -----------       -----------
Outstanding at December 31, 2003          208,675       $      3.69
   Granted                             31,796,250       $      0.30
   Exercised                           (4,673,750)      $      0.24
   Canceled or expired                         --       $        --
                                      -----------       -----------
Outstanding at December 31, 2004       27,331,175       $      0.34
   Granted                                     --       $        --
   Exercised (Note E)                 (12,900,250)      $      0.26
   Canceled or expired                         --       $        --
                                      -----------       -----------
Outstanding at March 31, 2005          14,430,925       $      0.41
                                      ===========       ===========

The Company did not granted warrants to shareholders during the period ended March 31, 2005. The weighted-average fair value of warrants granted to employees during the period ended 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: contractual terms of 2 to 4 years, an average risk free interest rate of 2.25%, a dividend yield of 0%, and volatility of 33%. The amount of the expense charged to operations in connection with granting the warrants was $0 and $287,500 for the period ended March 31, 2005 and 2004, respectively.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F- OPTIONS AND WARRANTS (Continued)

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors, provided that no stock options shall vest prior to July 25, 2005.

Options Outstanding                             Options Exercisable


                           Weighted Average         Weighted                        Weighted
Exercise     Number      Remaining Contractual       Average         Number         Average
Prices     Outstanding       Life (Years)        Exercise Price    Exercisable   Exercise Price
--------   -----------   ---------------------   ---------------   -----------   --------------
   $0.10     3,431,098                    1.82             $0.10            --               --

Transactions involving stock options issued to employees and directors are summarized as follows:


                                   Weighted
                                   Number of   Average Price
                                    Options      Per Share
                                   ---------   -------------
Outstanding at December 31, 2002          --   $          --
  Granted                                 --   $          --
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at December 31, 2003          --   $          --
  Granted                                 --   $          --
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at December 31, 2004          --   $          --
  Granted                          3,431,098           $0.10
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at March 31, 2005      3,431,098           $0.10
                                   =========   =============

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 are as follows:

                              March 31, 2005     December 31, 2004
                              --------------     -----------------
Accounts payable                $  727,137          $  529,694
Other accrued expenses             109,772           1,191,420
Litigation (Note I)                     --              30,000
                                ----------          ----------
  Total                         $  836,909          $1,751,114
                                ==========          ==========

During the period ended March 31, 2005, the Company issued an aggregate of 3,800,000 shares of Class A common stock in exchange for $1,016,000 of accrued liabilities.

NOTE H - MAJOR CUSTOMERS AND VENDORS

Revenue from two major customers, which accounted for greater than 10% of total sales, approximated $922,477 or 81% of sales for the period ended March 31, 2005, and $2,219 or 38% of sales for the period ended March 31, 2004.

Total purchases from three (3) major suppliers, each accounted for greater than 10% of total purchase, approximated $457,219 or 63% of purchases for the period ended March 31, 2005. Total accounts payable of $17,575, or 2% of total accounts payable was due to these three suppliers as of March 31, 2005. Total purchases from three (3) major suppliers, which accounted for more than 10% of total purchase, approximated $13,207 or 83% of purchases for the period ended March 31, 2004. Total accounts payable of $9,908, or 5% of total accounts payable was due to this supplier as of March 31, 2004.

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation

During the year ended December 31, 2003, Gleiss Lutz Hootz ("Hootz"), a German law firm filed a complaint against the Company in a Canadian jurisdiction. The complaint alleges a breach of contract and is seeking for $24,496.41 EURO, or approximately $33,400, for legal service fees. In January 2005, the Company paid $20,000 to Hootz, and Hootz acknowledged that the claim is settled in full.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Commitments

On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option ("Option Agreement") to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc (Note B). In consideration for the option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement on March 31, 2005, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement.

On March 31, 2005, ADBSI entered into a Consulting Agreement with Back Bay and its principals (Note B). In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement on March 31, 2005, and the remaining three payments are due on the first, second and third anniversary dates of the Consulting Agreement.

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in favor of UPS Supply Chain Solutions as security for these services to be rendered.

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

Overview

         Swiss Medica Inc. is a consumer healthcare company which commercializes proprietary 100% pure bioscience products, or all-natural compounds, that have health promoting, disease preventing or medicinal properties. The absence of chemicals in the binding process increases the potential efficacy levels of the products. The company's mission is to be a premier consumer healthcare company offering a family of healthy, clinically-proven natural products that relieve chronic ailments. Swiss Medica's first patented product is an all-natural essential oil product line called "O24 Essential Oil Pain Neutralizer" ("O24") and has been medically proven to provide temporary relief for minor pains associated with arthritis, backaches and other chronic pains. The Company recently introduced its second line of patented natural products for depression related symptoms, "PMS Escape", which was developed by renowned professors from the Massachusetts Institute of Technology. We anticipate that "PMS Escape" will be available in national retailers during the second half of 2005.

         The products that Swiss Medica commercializes are intended to have the following attributes:

         o    Patent and/or trade secret protection,
         o    Clinical and/or medical studies demonstrating their efficacy,
         o Over-the-counter, natural relief for pain associated with chronic ailments,

         Our goal is to bring natural, healthy, clinically-proven and proprietary products that address chronic ailments, into the mainstream food, drug and mass retail channels and out of their traditional market niche of specialty retailers.

         We estimate that the global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for bioscience health products since natural products are considered to be effective against many ailments and are more accessible than prescription medications.

         During  2004 and  early  2005,  we  launched  the  distribution  of O24
Essential Oil Pain Neutralizer into major retail outlets in Canada and to regional pharmacies and massage clinics in the United States. Our retail distribution includes national chains including: Rite Aid, GNC, and Shoppers Drug Market. We anticipate entering additional major retail outlets in the United States and Canada during the balance of 2005. In a recent press release, we announced product rollout guidance of 25,000 stores by December. 2005. The Company intends to support O24(TM) and its other products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.

         We currently have 15 individuals who render services to us for our day-to-day operations

         Our principal executive offices are located at 53 Yonge Street, Third Floor, Toronto, Ontario, Canada M5E 1J3. Our telephone number is (416) 868-0202 and our website address is www.swissmedica.com.

History

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

         On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulation called "O24 Pain Relief" or "O24 Essential Pain Relief Neutralizer" in both Canada and the United States. O24 Essential Oil Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet, we have not determined when the remaining products will be introduced. In 2003, the combined U.S., over-the-counter and prescription-only market for pain relief products was estimated to be $12 billion.

         On March 31, 2005, we acquired Anti-Depression BioHealth Solutions, Inc., a subsidiary of UTEK Corporation, in a cash and stock transaction. The products emanating from Anti-Depression BioHealth Solutions Inc. (ADBSI) will address the needs of a $17 billion market. More than 28 million Americans, or one in ten, have sought or are seeking a solution to treat the symptoms associated with depression. Related to the acquisition, we also developed a business relationship with two Massachusetts Institute of Technology (MIT) scientists. Swiss Medica has an option to acquire all over-the-counter products developed by Back Bay Scientific Inc. and the team of scientists, with certain limited exceptions. Pursuant to an exclusive licensing agreement to develop and market the patented PMS Escape product in both the United States and Canada, we intend to re-launch PMS Escape and expect to have PMS Escape available in major U.S. and Canadian pharmacy chains in the second half of 2005, PMS Escape was previously carried and sold in over 20,000 retail outlets between 1996 and 1999 and in the subsequent years was available for sale over the internet. As part of the acquisition, we have also acquired a mailing list containing contact information for both clients and professionals who desire to be notified as to when the product will again be available in both the retail and wholesale markets.

         We will continue to look for quality proprietary, natural consumer healthcare products to license and/or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, the Internet, and via healthcare professionals.

Markets

         The US joint pain market includes more than 43 million U.S. adults who suffer from arthritis and chronic pain. Approximately one-half of these individuals suffer from Osteoarthritis, while 10 million suffer from Fibromyalgia and 2 million suffer from Rheumatoid Arthritis. Additionally, more than 65 million Americans suffer from back pains and aches every year. In fact, four of five adults will suffer back pain at some point in their lifetime. The increasing number of the aging "baby boomer" population should only increase the number of arthritic and joint pain related sufferers.

         We believe that safety concerns regarding prescription medications provide a significant opportunity for our products. The market for Vioxx(TM) and Celebrex(TM) drugs may have exceeded $5.0 billion last year. In our estimation, the recent recall of these prescription medications combined with side effect concerns and negative publicity should discourage physicians and consumers from administering and taking these drugs. Furthermore, in light of these safety concerns, consumers may hesitate before switching to other related prescription products such as prescription pain relievers. O24(TM)'s efficaciousness in treating pain sufferers could be at the forefront of these natural alternatives. Awareness of O24(TM) may proliferate thereby potentially leading to increased sales and significant market share growth.

      We believe that our second product offering, PMS Escape, has an equally significant addressable market. There are 27 million women in the US who suffer from the mood /emotional symptoms and experience the food cravings associated with PMS. In our estimation, PMS Escape is the only clinically proven over-the-counter product focused on addressing the mood or appetite symptoms associated with PMS. We estimate the total PMS mood market opportunity at more than $1-2 billion.

For the three months ended March 31, 2005:

      Swiss Medica net revenues were $1,127,412 and $6,069 for the first quarter of 2005 and 2004 respectively. Swiss Medica began generating significant revenues in August of 2004, therefore any comparisons of results of operations and financial position with the quarter ended March 31, 2004 are not relevant.

The following is a summary of financial information for the three months ended March 31, 2005:

                                                    Three months
                                                    ------------

Net Sales:                                          $  1,127,412
Cost of Sales:                                      $    203,235

Gross Profit:                                       $    924,177
Gross Profit as % of Sales:                                   82%
                                                    ------------

Operating expenses:
 Wages & Salaries:                                  $    251,918
 Selling General & Administrative expenses:         $  1,617,429
  Depreciation and amortization:                    $     50,268

Total operating expenses:                           $  1,919,615
                                                    ------------

Loss from Operations:                               ($   995,438)

Interest Expense                                          31,244

Net Loss                                            ($ 1,026,682)

Loss per Common Share:                                  ( $0.01)

Weighted average common shares outstanding            77,903,446

Sales

Our net revenues from operations for the quarter ended March 31, 2005 were $1,127,412. gross sales to major customers are as follows: (approximate figures):

                U.S. based  pharmaceutical outlets:          $755,000
                Canadian based pharmaceutical outlets:       $298,000
                Health products:                             $36,000
                Grocery chains:                              $29,000

Cost of Sales and Gross Profit

Cost of sales for our first quarter ending March 31, 2005, were $203,235, generating a percentage margin on sales of 82%. We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

      Selling, General and Administrative Expenses

      A summary of our Selling, General and Administrative costs is as follows:

      Stock based compensation to consultants & professional advisors totaled $70,350. Stock based compensation was granted to recruit and compensate legal advisors, marketing, business and development advisors.

      Cash based Selling, General and Administrative costs totaled approximately $1,800,000 for the quarter ending March 31, 2005, and includes approximately:

            o     $252,000 on payroll and related benefits
            o     $587,000 on advertising and product marketing
            o     $172,000 on Public and Investor relations
            o     $254,000 on Financing Fees

      Other selling, general and administrative costs include legal expense, insurance, rent, travel, agents fees and other office expenses.

      Depreciation and Amortization

      Depreciation & Amortization expenses of $50,268 were incurred during the quarter ended March 31, 2005 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and subsequent office equipment purchases.

      Interest Expense

      Interest expenses of $31,244 were incurred during the quarter ending March 31, 2005 and relate to interest paid on promissory notes and redeemable debentures.

Liquidity and Capital Resources

      As of March 31, 2005, our current assets exceed current liabilities in the amount of $3.1 million. As a result of our operating losses incurred during the first quarter of 2005, we generated a cash flow deficit from operating activities of $2.7 million. During the quarter we invested an additional $408,000 in finished goods and raw materials inventory to meet projected demand. We also incurred additional $831,000 in trade accounts receivable and $830,000 in deposits and other assets. In January 2005, we used $625,000 ($500,000 paid to principal and $125,000 to financing charges) to redeem and terminate convertible notes payable to Highgate House, LP and Montmomery Equity Partners, LP. We used $24,473 in connection with investing activities in the first quarter of 2005. We met our cash requirements primarily through the private placement of $ 3.3 million, gross proceeds of common stock which closed during the first quarter of 2005.

      In 2004, we entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $472,000 and an additional $105,000 of loan. The promissory notes are secured by the Company's assets. Pursuant to the Agreement, the Company issued to Strategic Equity warrants to purchase an aggregate of 350,000 shares of the Company's Class A common stock at $0.42 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date.

         We will be seeking to continue funding our operations through

            o debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations, including a Bank operating line of credit secured by trade accounts receivable.
            o     The continued exercise of warrants to purchase common shares
            o additional sales of our equity and/or debt securities, if necessary
            o     and/or shareholder loans

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

      Our independent certified public accountants have stated in their report, December 31, 2004 included in our Form 10KSB, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

We have a limited operating history.

         We have been engaged in our current business for approximately two years. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There is no assurance that we will be able to develop successfully the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 15% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 87,654,167 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005 we issued 205,000 shares of our Common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 205,000 shares of our Common Stock was $70,350. We issued an aggregate of 3,800,000 shares of Class A common stock in exchange for $1,016,000 of accrued liabilities. Additionally, the Company issued an aggregate of 2,105,263 shares of Class A common stock valued at $600,000 in connection with acquisition of ADBSI. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

      2.1 Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

      2.2 Agreement for Purchase and Sale of Stock between Bodet Ltd. and Oxford Capital Group dated as of January 10, 2000 (1)

      2.3 Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001 (2)

      3.1 Articles of Incorporation, as amended (3)

      3.2 Bylaws (3)

      10.1 Agreement and Plan of Acquisition, dated March 31, 2005, by and between the Registrant, Anti-Depression BioHealth Solutions, Inc. and UTEK Corporation. (5)

      21.1 Subsidiaries (4)

      31.1. Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

      31.2. Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

      32.1. Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

      32.2. Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

      (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

      (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

      (3)   Previously filed.

      (4)   Filed herewith.

      (5) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

(b) Reports on Form 8-K filed during the three months ended March 31, 2005

The Company filed a Form 8-K, earliest event report dated January 19, 2005 under
Item 1.01 . Termination of Material Definitive Agreement.

The Company filed a Form 8-K, earliest event report dated January 25, 2005 under
Item 5.02 Departure of Directors of Principal Officers.

The Company filed a Form 8-K,  earliest  event report dated March 31, 2005 under
Item 1.01 Entry into a Material Definitive Agreement and 2.01 Completion of Acquisition of Assets.



                                  SWISS MEDICA, INC.


                                  /s/ Raghunath Kilambi
                                  ---------------------------------------
Date:  May 13, 2005               By: Raghunath Kilambi, Chief Executive Officer


                                  /s/ Bruce Fairbairn
                                  ---------------------------------------
                                  By: Bruce Fairbairn, Chief Financial Officer