Form 10QSB
period 2005-06-30
SWISS MEDICA INC
filed 2005-08-15
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

                                 (416) 868-0202
                              --------------------
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 5, 2005 the Company had 86,715,417 shares of its par value $0.001 Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes |_|    No |X|

                               SWISS MEDICA, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
               June 30, 2005 and December 31, 2004

               Condensed Consolidated Statements of Losses:
               Three and Six Months Ended June 30, 2005 and 2004

               Condensed Consolidated Statements of Cash Flows:
               Six Months Ended June 30, 2005 and 2004

               Notes to Unaudited Condensed Consolidated Financial Information:
               June 30, 2005

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

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits

Item 1. Financial Statements (Unaudited)

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2005   December 31, 2004
                                                                     -------------   -----------------
                                                                      (Unaudited)
ASSETS:
Cash and cash equivalents                                            $    527,575      $  1,630,559
Accounts receivable, net of allowance for discounts of $12,120
and $12,763 at June 30, 2005 and December 31, 2004, respectively        1,198,082            60,412

Inventories (Note C)                                                    1,787,322           616,585

Prepaid expenses and deposits                                             483,601            75,497
                                                                     ------------      ------------
Total current assets                                                    3,996,580         2,383,053


Property and equipment:                                                   216,452            54,382
Less: accumulated depreciation                                             27,034            16,126
                                                                     ------------      ------------
Total property and equipment                                              189,418            38,256

Other assets:

Intangible assets,  net of accumulated  amortization of $387,581 and $301,762 at June 30, 2005 and December 31, 2004,
respectively (Note B)                                                     372,169           457,988
Prepaid and other                                                         148,546            22,798
Goodwill (Note B)                                                         500,000                --
                                                                     ------------      ------------
Total other assets                                                      1,020,715           480,786

Total assets                                                         $  5,206,713      $  2,902,095
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities (Note G)                    $  1,116,472      $  1,751,114
Convertible notes payable (Note D)                                             --           500,000
Notes payable, current portion (Note D)                                 1,194,600           342,000
                                                                     ------------      ------------
Total current liabilities                                               2,311,072         2,593,114

Accrued liabilities, long-term portion                                     14,549                --
Commitment and contingencies (Note I)                                          --                --

Stockholders' equity:

Preferred stock, par value $.001 per share;  10,000,000 shares authorized;  none issued at June 30, 2005 and December 31, 2004
(Note E)                                                                       --                --
Class A Common stock, par value $ .001 per share; 200,000,000 and 100,000,000 shares authorized at June 30, 2005 and December
31, 2004, respectively; 86,430,417 and 66,493,654 shares issued
at June 30, 2005 and December 31, 2004, respectively (Note E)              86,431            66,494
Class B Common stock, par value $.001 per share; 5,000,000 and
50,000,000 shares authorized at June 30, 2005 and December 31,
2004, respectively; 2,000,000 shares issued at June 30, 2005 and
December 31, 2004 (Note E)                                                  2,000             2,000

Additional paid-in capital                                             31,781,606        26,628,843

Accumulated deficit                                                   (28,988,945)      (26,388,356)
                                                                     ------------      ------------
Total stockholders' equity                                              2,881,092           308,981
Total liabilities and stockholders' equity                           $  5,206,713      $  2,902,095
                                                                     ============      ============

       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                 For the three months ended June 30,    For the six months ended June 30,
                                      2005              2004                2005              2004
                                  ------------      ------------        ------------      ------------
Revenues, net                     $  1,383,328      $     23,595        $  2,510,740      $     29,664
Cost of Sales                          256,137             5,435             459,372             6,657
                                  ------------      ------------        ------------      ------------
Gross Profit                         1,127,191            18,160           2,051,368            23,007

Operating Expenses:
Selling, General and
Administrative                       2,619,627         1,443,284           4,488,974         3,619,766
Depreciation and Amortization           46,459            48,862              96,727            97,725
                                  ------------      ------------        ------------      ------------
Total Operating Expenses             2,666,086         1,492,146           4,585,701         3,717,491

Loss from Operations                (1,538,895)       (1,473,986)         (2,534,333)       (3,694,484)

Interest Expense, net                  (35,012)               --             (66,256)               --
Provision for Income Taxes                  --                --                  --                --
                                  ------------      ------------        ------------      ------------
Net Loss                          $ (1,573,907)     $ (1,473,986)       $ (2,600,589)     $ (3,694,484)
                                  ============      ============        ============      ============
Loss per common share (basic
and assuming dilution)            $      (0.02)     $      (0.03)       $      (0.03)     $      (0.09)
                                  ============      ============        ============      ============
Weighted average common
shares outstanding                  85,617,793        54,758,251          81,781,930        43,346,814
                                  ============      ============        ============      ============


       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the six months ended June 30,
                                                                                      2005              2004
                                                                                   -----------       -----------
Cash flows from operating activities:
Net loss                                                                           $(2,600,589)      $(3,694,484)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered (Note E)                         250,350         2,042,098
Common stock issued in exchange for financing expense (Note D and E)                    35,900                --
Cancellation of common stock issued in prior year in connection
with acquisition of research and development costs (Note E)                           (167,500)               --
Common stock issued in exchange for expenses paid by shareholders                           --             7,374
Stock warrants issued in exchange for services (Note F)                                     --           287,500
Common stock issued in exchange for prepaid service fees                                    --            60,000
Amortization of prepaid service fees paid by common stock                                   --           (30,000)
Depreciation and amortization                                                           96,727            97,725
Expenses prepaid in prior period                                                        74,933            53,417
(Increase) in accounts receivable                                                   (1,137,670)          (20,490)
(Increase) in inventories                                                           (1,170,737)          (57,085)
(Increase) in deposits and other assets                                               (508,786)          (60,000)
(Decrease) in cash disbursed in excess of available funds                                   --            (3,102)
Increase in accounts payable and accrued liabilities                                   422,908            32,612
                                                                                   -----------       -----------
Net cash (used in) operating activities                                             (4,704,464)       (1,284,435)

Cash flows from investing activities:
Purchase of property and equipment                                                    (162,070)               --
                                                                                   -----------       -----------
Net cash (used in) investing activities                                               (162,070)               --

Cash flows from financing activities:
Proceeds from notes payable, net of repayments (Note D)                                852,600                --
Proceeds from sale of common stock, net of costs (Note E)                            3,410,950         2,886,500
Repayments of convertible debentures (Note D)                                         (500,000)               --
Repayments of third party advances                                                          --          (126,527)
                                                                                   -----------       -----------
Net cash provided by investing activities                                            3,763,550         2,759,973
Net increase (decrease) in cash and cash equivalents                                (1,102,984)        1,475,538
Cash and cash equivalents at the beginning of the period                             1,630,559             1,471
                                                                                   -----------       -----------
Cash and cash equivalents at the end of the period                                 $   527,575       $ 1,477,009
                                                                                   ===========       ===========

       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                       For the six months ended June 30,
                                                                             2005             2004
                                                                         -----------      -----------
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                    $    66,256      $        --
Income taxes paid in cash                                                         --               --
Issuance of common stock in exchange for services (Note E)                   250,350        2,042,098
Common stock issued in exchange for financing expense (Note D and E)          35,900               --
Issuance of common stock in exchange for expenses paid by
shareholders                                                                      --            7,374
Cancellation of common stock issued in prior year in connection
with acquisition of research and development costs (Note E)                  167,500               --
Issuance of Class A common stock in exchange for previously
incurred debt (Note E)                                                     1,043,000               --
Issuance of stock warrants in exchange for services (Note F)                      --          287,500
Issuance of common stock in exchange for prepaid services fees                    --           60,000
Amortization of prepaid service fees paid by common
stock                                                                             --          (30,000)
Expenses prepaid in prior year                                                74,933           53,417
Acquisition of ADBSI (Note B):
  Assets acquired                                                            196,637               --
  Goodwill                                                                   500,000               --
  Common stock issued                                                       (600,000)              --
                                                                         -----------      -----------
  Net cash paid for acquisition                                          $    96,637      $        --
                                                                         ===========      ===========

       See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 3,431,098 stock options to employees and directors on January 25, 2005. The options are exercisable at $0.10 per share and shall fully vest over a two-year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to July 25, 2005 (Note F).

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                             For the three months ended          For the six months ended
                                                          --------------------------------    ---------------------------------
                                                                      June 30,                             June 30,
                                                              2005               2004             2005               2004
                                                          -------------      -------------    -------------      -------------
Net loss - as reported                                    $  (1,573,907)     $  (1,473,986)   $  (2,600,589)     $  (3,694,484)
Add: Total stock based employee  compensation expense
   as reported  under  intrinsic  value  method (APB                 --                 --               --                 --
   No. 25)
Deduct:  Total  stock  based  employee compensation
   expense as reported  under fair value based method
   (SFAS No. 123)                                                    --                 --               --                 --
                                                          -------------      -------------    -------------      -------------

Net loss - Pro Forma                                      $  (1,573,907)     $  (1,473,986)   $  (2,600,589)     $  (3,694,484)
                                                          =============      =============    =============      =============

Net loss  attributable  to common  stockholders - Pro
forma                                                     $  (1,573,907)     $  (1,473,986)   $  (2,600,589)     $  (3,694,484)
                                                          =============      =============    =============      =============
Basic  (and  assuming  dilution)  loss per share - as
reported                                                  $       (0.02)     $       (0.03)   $       (0.03)     $       (0.09)
                                                          =============      =============    =============      =============
Basic (and  assuming  dilution)  loss per share - Pro
forma                                                     $       (0.02)     $       (0.03)   $       (0.03)     $       (0.09)
                                                          =============      =============    =============      =============

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued)

General Cosmetics Corporation. (Continued)

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2004 are:

                                       Gross                                                Weighted Average
                                     Carrying     Accumulated                   Residual      Amortization
                                      Amount     Amortization      Net           Value       Period (Years)
                                   ----------    ----------      ----------    ----------    --------------
Amortizable Intangible Assets:
Patents                            $  563,250    $ (183,056)     $  380,194    $       --               5.0
Customer Mailing Lists                 30,000        (9,750)         20,250            --               5.0
Trademarks                             45,000       (14,625)         30,375            --               5.0
Non-compete agreements                112,500       (91,406)         21,094            --               2.0
Other                                   9,000        (2,925)          6,075            --               5.0
                                   ----------    ----------      ----------    ----------    --------------
Total                              $  759,750    $ (301,762)     $  457,988    $       --               4.6
                                   ==========    ==========      ==========    ==========    ==============

The intangible assets acquired from General Cosmetics and carrying value at June 30, 2005 are:

                                      Gross                                                 Weighted Average
                                    Carrying     Accumulated                    Residual      Amortization
                                     Amount      Amortization       Net          Value       Period (Years)
                                   ----------    ----------      ----------    ----------    --------------
Amortizable Intangible Assets:
Patents                             $ 563,250     $(239,381)      $ 323,869     $      --               5.0
Customer Mailing Lists                 30,000       (12,750)         17,250            --               5.0
Trademarks                             45,000       (19,125)         25,875            --               5.0
Non-compete agreements                112,500      (112,500)             --            --               2.0
Other                                   9,000        (3,825)          5,175            --               5.0
                                   ----------    ----------      ----------    ----------   ---------------
Total                               $ 759,750     $(387,581)      $ 372,169     $      --               4.6
                                   ==========    ==========      ==========    ==========   ===============

Total amortization expense charged to operations for the period ended June 30, 2005 and 2004 were $85,819 and $92,850, respectively.

Estimated amortization expense as of June 30, 2005 is as follows:

       Fiscal year 2005                                $  64,725
       Fiscal year 2006                                  129,450
       Fiscal year 2007                                  129,450
       Fiscal year 2008                                   48,544
                                                       ---------
       Total                                           $ 372,169
                                                       =========

Anti-Depression BioHealth Solutions, Inc.

On March 31, 2005, Swiss Medica, Inc., a Delaware corporation (the "Company"), Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK") entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement"). The acquisition of ADBSI was completed pursuant to the terms of the Acquisition Agreement and closed on March 31, 2005. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As a result of the closing under the Acquisition Agreement, ADBSI became a wholly-owned subsidiary of the Company.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued)

Anti-Depression BioHealth Solutions, Inc. (Continued)

The following summarizes the acquisition of ADBSI:

Issuance of 2,105,263 shares of common stock (Note E)         $  (600,000)
Assets acquired                                                   196,637
Goodwill                                                          500,000
                                                              -----------
Cash paid                                                     $    96,637
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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market price determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of June 30, 2005 and December 31, 2004 are as follows:

                                             June 30, 2005   December 31, 2004
                                             -------------   -----------------
         Raw Materials                          $   633,253        $ 172,652
         Finished Goods                           1,154,069          443,933
                                                -----------        ---------
                                                $ 1,787,322        $ 616,585
                                                ===========        =========

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at June 30, 2005 and December 31, 2004 is as follows:

                                                                       June 30, 2005   December 31, 2004
                                                                       -------------   -----------------
Notes payable to Strategic Equity Corp.; interest rate                  $        --      $   237,000
24% per annum; interest only payable monthly, maturity
date is June 5, 2005. (a)
Notes payable to Strategic Equity Corp.; interest rate                      534,600               --
24% per annum; interest only payable monthly, maturity
date is December 5, 2005. (b)
Notes payable to Double U Master Fund.; interest rate                       560,000               --
15% per annum; interest only payable monthly, maturity
date is December 20, 2005. (c)
Notes payable to Cigam Trust.; interest rate 18% per                         50,000               --
annum; interest only payable monthly, maturity date is
in June 2006. (d)
Notes payable to G. Feldbaum.; interest rate 18% per                         50,000               --
annum; interest only payable monthly, maturity date is
in June 2006. (d)
Notes payable to Strategic Equity Corp.; non-interest
bearing, with $59,167 of principal  due and payable on
or before  January 5, 2005,  $9,167 on or before
February 5, 2005, $9,167 on or before March 5, 2005,
$9,167 on or before April 5, 2005, $9,167 on or before May 5, 2005,              --          105,000
and $9,165 on or before June 5, 2005 (a)
Convertible notes payable to Highgate House, LP and

Montgomery Equity Partners, LP; interest at 7% per
annum, with a maturity date of 210 days from the
issuance ("Maturity Date"). The Company granted the
noteholder a security interest in substantially all of
the Company's assets and intellectual property and
registration rights. (e)                                                         --          500,000
                                                                        -----------      -----------
Total                                                                     1,194,600          842,000
Less: current portion                                                    (1,194,600)        (842,000)
                                                                        -----------      -----------
Long term portion                                                       $        --      $        --
                                                                        ===========      ===========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

      a) Notes Payable: In December 2004, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $600,000 Canadian Dollar (CAD) (approximately $472,000
            USD) of loans,  in two equal  installments of $300,000 CAD ($237,000
            USD) with the first installment being delivered to the Company on or before December 7, 2004, and the second installment being delivered to the Company on or before January 3, 2005, and an additional $105,000 USD of loan proceeds being delivered to the Company on or before December 7, 2004. Pursuant to the Agreement, the Company issued to Strategic Equity warrants to purchase an aggregate of 350,000 shares of the Company's Class A common stock at $0.42 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date. As of March 31, 2005, the Company has issued to Strategic Equity three promissory notes, two in the amount of $300,000 CAD (approximately $237,000 USD) and the third in the amount of $105,000 USD. The first two promissory notes in the amount of $300,000 CAD each are interest only payable monthly at 24% per annum with the maturity dates on June 5, 2005. The promissory note in the amount of $105,000 USD is non-interest bearing, with $27,499 of principal due as at March 31, 2005 and subsequent payments of $9,167 on or before April 5, 2005, $9,167 on or before May 5, 2005, and $9,165 on or before June 5, 2005. The promissory notes are secured by the Company's assets. These notes were cancelled on June 5, 2005 and the Company and Strategic Equity Corp. entered into new note agreements as described in item (b).

      b) Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600
            USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company's Class A common stock, valued at $0.30 per share. Financing expense of $30,000 was charged to operations during the period ended June 30, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. The promissory note is secured by the Company's trade accounts receivable.

      c) Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. Pursuant to the Agreement, the Company issued to Double U Master Fund warrants to purchase an aggregate of 500,000 shares of the Company's Class A common stock at $0.40 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date (Note F). The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note is secured by the Company's inventory and trade accounts receivable.

      d) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum ("Strategic Equity") for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cighma and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Financing expense of $5,900 was charged to operations during the period ended June 30, 2005. The promissory notes each in the amount of $50,000 is interest only payable monthly at 15% per annum with the maturity dates on June 9, 2006 and June 12, 2006 respectively.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

      e) Convertible Notes Payable: On December 23, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP ("Highgate") and Montgomery Equity Partners, LP ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company was to issue convertible-redeemable debentures to Highgate and Montgomery in the original principal amount of $1,000,000, collectively. The $1,000,000 was to be disbursed as follows: $500,000 was disbursed on December 28, 2004 (the "First Traunche") and $500,000 was to be disbursed within five days of the filing of a registration statement related to the shares issuable upon conversion of the convertible debentures ("Second Traunche"). Pursuant to the Securities Purchase Agreement, Highgate and Montgomery each received 250,000 warrants. As of December 31, 2004, immediately after the issuance of the convertible notes payable, the Company's management has approved to terminate the Securities Purchase Agreement with Highgate and Montgomery, and a Termination Agreement was finalized and entered into on January 19, 2005. At December 31, 2004, the Company had accrued $125,000 of financing charges in connection with the redemption of the convertible debentures. The Company also has included in its accrued liabilities the 250,000 shares of common stock to be issued, valued at the fair market value of the Company's common stock at the date the management proved the Termination
            Agreement. The Securities Purchase Agreement was accordingly terminated without the Second Traunche being funded, and the First Traunche has been redeemed for $625,000 plus accrued interest in January 2005. The 250,000 shares of common stock were also issued in January 2005. The Company accounted for the above note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The conversion price exceeded the fair value of the company's common stock at the time the conversion option was granted. Accordingly, there was no imbedded beneficial conversion feature in connection with the issuance of the convertible debentures.

NOTE E - CAPITAL STOCK

The Company was authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 100,000,000 shares of Class A common stock with par value of $.001 per share, and 50,000,000 shares of Class B common stock with par value $.001 per share. On November 27, 2002, the Company effected a "one-for-one hundred" reverse stock split of its outstanding shares of Class A common stock. The authorized shares remain unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. On June 27, 2005, the Company's Board of Directors and Shareholders approved resolutions to increase the total number of authorized shares of the Company's capital stock from 160,000,000 shares to 215,000,000 shares as follows: (1) increase the authorized number of shares of Class A Common Stock from 100,000,000 shares to 200,000,000 shares and (2) to decrease the authorized number of shares of Class B Common Stock from 50,000,000 shares to 5,000,000 shares. Authorized share for preferred shares were kept unchanged at 10,000,000 shares of preferred stock with par value $.001 per share. As of June 30, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. The Company has 86,430,417 and 66,493,654 shares of Class A common stock issued and outstanding at June 30, 2005 and December 31, 2004, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at June 30, 2005 and December 31, 2004.

During the six-month period ended June 30, 2005, the Company issued an aggregate of 811,250 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $250,350. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 3,900,000 shares of Class A common stock in exchange for $1,043,000 of accrued liabilities. The Company issued an aggregate of 13,250,250 shares of Class A common stock in exchange for warrants exercised (Note F) at $0.16 to $0.30 per share for a total proceeds of $3,410,950, net of costs and fees. The Company issued an aggregate of 120,000 shares of common stock in exchange for financing expense of $35,900 (Note D). Additionally, the Company issued an aggregate of 2,105,263 shares of Class A common stock valued at $600,000 in connection with acquisition of ADBSI (Note B). The Company canceled 250,000 shares of common stock issued in prior year in exchange for research and development costs in the amount of $167,500.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (Continued)

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of June 30, 2005, the conversion has not occurred.

NOTE F- STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors, provided that no stock options shall vest prior to July 25, 2005.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighted                      Weighted
     Exercise          Number           Remaining Contractual      Average      Number          Average
      Prices         Outstanding            Life (Years)       Exercise Price  Exercisable    Exercise Price
      ------         -----------            ------------       --------------  -----------    --------------
        $ 0.10         3,431,098                1.57               $  0.10           --         $    --
                       =========                ====               =======      =========       =======

Transactions involving stock options issued to employees and directors are summarized as follows:

                                                             Weighted Average
                                        Number of Options     Price Per Share
Outstanding at December 31, 2002                       --          $      --
   Granted                                             --                 --
   Exercised                                           --                 --
                                                ---------          ---------
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at December 31, 2003                       --          $      --
   Granted                                             --                 --
   Exercised                                           --                 --
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at December 31, 2004                       --          $      --
   Granted                                      3,431,098               0.10
   Exercised                                           --                 --
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at June 30, 2005                    3,431,098          $    0.10
                                                =========          =========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F- STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants and investors. Each warrant is to purchase one share of the Company's Class A common stock.

                      Warrants Outstanding                                 Warrants Exercisable
                      --------------------                                 --------------------
                                  Weighted Average        Weighted                      Weighted
 Exercise          Number       Remaining Contractual      Average         Number        Average
  Prices         Outstanding          Life (Years)     Exercise Price  Exercisable   Exercise Price
-----------      ------------   -------------------    --------------  -----------   --------------
     $75.00             8,675                  1.51         $ 75.00         8,675         $ 75.00
     $ 0.75           100,000                  0.42         $  0.75       100,000         $  0.75
     $ 0.45           100,000                  0.42         $  0.45       100,000         $  0.45
     $ 0.42           350,000                  4.44         $  0.42       350,000         $  0.42
     $ 0.40         8,906,250                  1.90         $  0.40     8,906,250         $  0.40
     $ 0.30         4,251,000                  1.75         $  0.30     4,251,000         $  0.30
     $ 0.25           865,000                  0.39         $  0.25       865,000         $  0.25
                 ------------   -------------------    ------------    ----------    ------------
                   14,580,925                  1.81         $  0.41    14,580,925         $  0.41
                 ============   ===================    ============    ==========    ============

Transactions involving warrants issued to non-employees are summarized as follows:

                                          Number of    Weighted Average
                                           Warrants    Price Per Share
Outstanding at December 31, 2002                8,675      $     75.00
   Granted                                    200,000      $      0.60
   Exercised                                       --      $        --
   Canceled or expired                             --      $        --
                                          -----------      -----------
Outstanding at December 31, 2003              208,675      $      3.69
   Granted                                 31,796,250      $      0.30
   Exercised                               (4,673,750)     $      0.24
   Canceled or expired                             --      $        --
                                          -----------      -----------
Outstanding at December 31, 2004           27,331,175      $      0.34
   Granted (Note D)                           500,000      $      0.40
   Exercised (Note E)                     (13,250,250)     $      0.25
   Canceled or expired                             --      $        --
                                          -----------      -----------
Outstanding at June 30, 2005               14,580,925      $      0.41
                                          ===========      ===========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F- STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

The Company did not grant compensatory warrants to non-employees during the period ended June 30, 2005. The warrants granted during the period ended June 30, 2005 were in connection with debt financing (Note D). The weighted-average fair value of warrants granted to consultants during the period ended 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: contractual terms of 2 to 4 years, an average risk free interest rate of 2.25%, a dividend yield of 0%, and volatility of 33%. The amount of the expense charged to operations in connection with granting the warrants was $0 and $287,500 for the period ended June 30, 2005 and 2004, respectively.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 are as follows:

                               June 30, 2005    December 31, 2004
                               -------------    -----------------
Accounts payable                  $1,059,105          $  529,694
Other accrued expenses                57,367           1,191,420
Litigation (Note I)                       --              30,000
                                  ----------          ----------
  Total                           $1,116,472          $1,751,114
                                  ==========          ==========

NOTE H - MAJOR CUSTOMERS AND VENDORS

Revenue from three major customers, which accounted for greater than 10% of total sales, approximated $2,027,000 or 81% of sales for the six months ended June 30, 2005. Total accounts receivable due from these three major customers approximately $991,000 or 83% of total accounts receivable at June 30, 2005. Revenue from two major customers, which accounted for greater than 10% of total sales, approximately $22,300, or 75% of sales for the six months ended June 30, 2004. Total accounts receivable due from these two major customers approximately $23,000, or 18% of total accounts receivable at June 30, 2004.

Total purchases from two (2) major suppliers, each accounted for greater than 10% of total purchase, approximated $850,000 or 42% of purchases for the six months ended June 30, 2005. No accounts payable was due to these two suppliers as of June 30, 2005.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES

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

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered.



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

Overview

         Swiss Medica Inc. is a consumer healthcare company which commercializes proprietary bioscience products, or all-natural compounds, that have health promoting, disease preventing or medicinal properties. The absence of chemicals in the binding process increases the potential efficacy levels of the products. The company's mission is to be a premier consumer healthcare company offering a family of healthy, clinically-proven natural products that relieve chronic ailments.

         Swiss Medica's first patented product is an all-natural essential oil product line called "O24 Essential Oil Pain Neutralizer" ("O24") and has been medically proven to provide temporary relief for minor pains associated with arthritis, backaches and other chronic pains. In March 2005 the Company announced the results of the randomized double blind clinical trial conducted during the fourth quarter of 2004, comparing the Company's O24(TM) pain reliever against a placebo on patients suffering from fibromyalgia. Fibromyalgia, is a common and chronic disorder characterized by widespread muscle pain, fatigue, and multiple tender points. The study revealed that the group treated with O24(TM) compared to placebo showed statistically significant improvement when measured on the Visual Analog Scale for pain. Based on these results of this medical study, the Company has developed an O24 product line extension specifically for the fibromyalgia market.

         As part of the launch of this Fibromyalgia product, the Company also announced a strategic partnership with the National Fibromyalgia Association
(NFA). As part of this strategic partnership, the non-profit NFA will receive a percentage of the proceeds from the sale of O24(TM) Fibromyalgia. This revenue will directly benefit people with Fibromylagia by supporting the programs and services of the NFA.

         The Company recently introduced its second line of patented natural products for depression related symptoms. Millions of Americans have sought or are seeking a solution to treat the symptoms associated with depression. On April 12, 2005, the Company announced the launch of PMS Escape(R). PMS Escape(R) is an over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). Swiss Medica acquired the exclusive US and Canadian rights to PMS Escape(R) as part of the previously announced acquisition of Anti-Depression BioHealth Solutions Inc.

         It is the Company's intention to expand its product offering through internal research and development or via acquisitions. All future products that Swiss Medica hopes to commercialize are intended to have the following attributes:

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

         During 2004 and early 2005, we launched the distribution of O24 Essential Oil Pain Neutralizer into major retail outlets, regional pharmacies and massage clinics in both the United States and Canada. Our retail distribution includes national chains including; Rite Aid Drug Stores,
CVS/pharmacy, Shoppers Drug Market and Jean Coutu. The Company intends to support O24(TM) and its other products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.

         We currently have 18 individuals who render services to us for our day-to-day operations.

         Our principal executive offices are located at 53 Yonge Street, Third Floor, Toronto, Ontario, Canada M5E 1J3. Our telephone number is (416) 868-0202 and website address is www.swissmedica.com.


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

ADBSI Acquisition

         On March 31, 2005, we acquired Anti-Depression BioHealth Solutions, Inc. ("ADBSI"), a subsidiary of UTEK Corporation, in a cash and stock transaction. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,673 in cash. As result of the closing under the Acquisition Agreement on March 31, 2005, ADBSI became a wholly-owned subsidiary of the Company. Related to the acquisition, we also developed a business relationship with two Massachusetts Institute of Technology
(MIT) scientists. Swiss Medica has an option to acquire all over-the-counter products developed by Back Bay Scientific Inc. and the team of scientists, with certain limited exceptions. Pursuant to an exclusive licensing agreement to develop and market the patented PMS Escape product in both the United States and Canada, we intend to re-launch PMS Escape and expect to have PMS Escape available in major U.S. and Canadian pharmacy chains in the second half of 2005. PMS Escape was previously carried and sold in over 20,000 retail outlets between 1996 and 1999 and in the subsequent years was available for sale over the internet.

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

         We believe that safety concerns regarding prescription medications provide a significant opportunity for our products. The market for Vioxx(TM) and Celebrex(TM) drugs may have exceeded $5.0 billion last year. In our estimation, the recent recall of these prescription medications combined with side effect concerns and negative publicity may discourage physicians and consumers from administering and prescribing these drugs. Furthermore, in light of these safety concerns, consumers may hesitate before switching to other related prescription products such as prescription pain relievers. O24(TM)'s efficaciousness in treating pain sufferers could be at the forefront of these natural alternatives. If awareness of O24(TM) proliferated, it may result in an increase of the Company's sales and significant market share growth.

         We believe that our second product offering, PMS Escape, has an equally significant addressable market. There are millions of women in the US who suffer from the mood /emotional symptoms and experience the food cravings associated with PMS. In our estimation, PMS Escape is the only clinically proven over-the-counter product focused on addressing the mood or appetite symptoms associated with PMS.

For the three and six months ended June 30, 2005:

         Swiss Medica net revenues were $1,383,328 and $23,595 for the second quarter of 2005 and 2004 respectively, and total sales of $626,569 for the year ending December 31, 2004. Swiss Medica began generating significant revenues in August of 2004, therefore any comparisons of results of operations and financial position with the quarter ended June 30, 2004 are not relevant.

The following is a summary of financial information for the three months and six months June 30, 2005:


                                          three months           six months
                                          ------------           ----------
Revenue:                                 $  1,383,328        $  2,510,740

Cost of Sales                                 256,137             459,372
                                         ------------        ------------

Gross Profit                                1,127,191           2,051,368
         Gross Profit as % of Sales                81%                 82%
Operating Expenses:

Wages & Salaries                              364,344             616,262

Selling, General and Admin                  2,255,283           3,872,712

Depreciation and Amortization                  46,459              96,727
                                         ------------        ------------

Total Operating Expenses                    2,666,086           4,585,701


Loss from Operations                     ($ 1,538,895)       ($ 2,534,333)
                                         ============        ============


Interest Expense                              (35,012)            (66,256)

Provision for Income Taxes                         --                  --

Net Loss                                 $ (1,573,907)       $ (2,600,589)
                                         ============        ============
Loss per common share (basic and
assuming dilution)                       ($      0.02)       ($      0.03)
                                         ============        ============

Weighted average common shares
outstanding                                85,617,793          81,781,930


Sales

Our net revenues from operations for the quarter ended June, 2005 were $1,383,328, ($2,510,740 for the six months ending June 30, 2005) and were generated predominately by sales to (approximate figures):

                                                      Three months   Six months
                                                      ------------   ----------
         U.S. based pharmaceutical outlets:           $944,000       $1,709,000
         Canadian based pharmaceutical outlets:       $344,000          642,000
         Health products:                             $31,000            66,000
         Grocery chains:                              $64,000            93,000

Cost of Sales and Gross Profit

Cost of sales for our second quarter ending June 30, 2005, were $256,137, generating a percentage margin on sales of 81%, ($459,372 and 82% for the six months ending June 30, 2005). We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

         Selling, General and Administrative Expenses

         A summary of our Selling, General and Administrative costs is as follows:

         Stock-based compensation to consultants & professional advisors totaled $180,000 for the quarter ending June 30, 2005 ($250,350 for the six months ending June 30, 2005). Stock based compensation was granted to recruit and compensate legal advisors, marketing, business and development advisors.

         Cash based Selling, General and Administrative costs totaled $2,459,202 for the quarter ending June 30, 2005, ($4,267,199 for the six months ending June 30, 2005) and includes approximately:

            o $364,000 on payroll and related benefits ($616,000 for six months ending June 30, 2005)
            o $1,360,000 on advertising and product marketing ($1,946,000 for six months ending June 30, 2005)
            o $166,000 on Public and Investor relations ($338,000 for six months ending June 30, 2005)

         Other selling, general and administrative costs include legal expense, insurance, rent, travel, agent's fees and other office expenses.

         Depreciation and Amortization

         Depreciation & Amortization expenses of $46,459 were incurred during the quarter ended June 30, 2005 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and subsequent office equipment purchases. Depreciation & Amortization expenses for the six months ending June 30, 2005 totaled $96,727.

         Interest Expense

         Interest expenses of $35,012 were incurred during the quarter ending June 30,2005, and $66,256 for the six months ending June 30, 2005. This relates to interest paid on promissory notes and redeemable debentures. Interest expense for the corresponding 2004 periods was zero.

Liquidity and Capital Resources

         As of June 30, 2005, our current assets exceed current liabilities in the amount of $1.7 million. As a result of our operating losses incurred during the second quarter of 2005, we generated a cash flow deficit from operating activities of $1.9 million and $4.7 million for the six months ending June 30, 2005. During this six month period we invested an additional $1.2 million in finished goods and raw materials inventory to meet projected demand. Trade accounts receivable increased 1.1 million and incurred additional $500,000 in prepaid expenses and deposits. In January of 2005, we used $500,000 to redeem and terminate Convertible notes payable to Highgate House, LP and Montgomery Equity Partners, LP. We used $162,070 in connection with investing activities in the first half of 2005, $96,637 relating to the acquisition of Anti-Depression Biohealth Solutions, Inc. We met our cash requirements primarily through the private placement of $3,323,450, gross proceeds of common stock which closed during the first quarter of 2005, and $87,500 which closed during the second quarter of 2005. Net proceeds from issuing notes payable was approximately $850,000 during the six months ended June 30, 2005.

         In June of 2005, we terminated the Security agreement entered into with Strategic Equity Corp. ("Strategic Equity") in December of 2004, and entered into a new Security agreement with Strategic Equity for the sum of 660,000 CAD (approximately $534,600) of new loans. The promissory notes bear interest at 24%, payable monthly with maturity dates of December 5, 2005. The promissory notes are secured by the Company's trade Accounts Receivable.

         In June of 2005 we entered into a Security agreement with Double U Master Fund for the sum of $560,000. The promissory notes bear interest at 15%, payable monthly with maturity dates of December 20, 2005. The promissory notes are secured by the Company's inventory and trade Accounts Receivable.

         In June of 2005 we entered into two Security agreements for the sum of $50,000 each. The promissory notes bear interest at 15%, payable monthly with maturity dates in June 2006.

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

         Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10KSB for the year ended December 31, 2004, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

We are a company with a limited operating history.

         We have been engaged in our current business for approximately two years. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the new businesses, as well as many other factors. We cannot be certain that our business will be successful or that we will generate significant revenues.

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

         We are currently seeking to license or acquire new products or companies with bioscience products, manufacturing or distribution capabilities consistent with our commercial objectives. Our recent acquisition of ADBSI notwithstanding, there can be no assurance that we will be able to acquire such products. We may not be able to find and acquire additional bioscience products with demonstrative competitive advantages. We presently do not have the capital to make acquisitions. Accordingly, in the near term, any such acquisitions would most likely require that we issue stock in our company to effect acquisitions which would result in dilution to our shareholders.

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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 11% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 88,715,417 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common stock and may be converted into five shares of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

         Customers may sue us if any of our products sold to them injure the user. Liability claims could require us to spend significant time and money in litigation and pay significant damages. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a substantial, adverse effect on our business and financial results. In addition, we currently have product liability insurance, however the amount of damages awarded against us in such a lawsuit may exceed the policy limits.

We depend on key personnel and will require additional skilled employees to execute our growth plans.

         Our potential for success depends significantly on our executive officers, including, Raghunath Kilambi, our Chief Executive Officer. We do not carry key-man life insurance on any executive. Given the early stage of our development and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business would likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005 we issued 606,250 shares of our Common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 606,250 shares of our Common Stock was $180,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. 350,000 shares of our Common Stock were issued upon the exercise of Warrants during the quarter ended June 30, 2005, generating gross proceeds of $87,500.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 27, 2005, holders of 57.9% of the Company's voting securities approved resolutions to amend the Certificate of Incorporation to increase the total number of authorized shares of the Company's capital stock from 160,000,000 shares to 215,000,000 shares as follows: (1) increase the authorized number of shares of Class A Common Stock from 100,000,000 shares to 200,000,000 shares and (2) to decrease the authorized number of shares of Class B Common Stock from 50,000,000 shares to 5,000,000 shares. The Company intends to file such amendment of the Company's charter with the Secretary of State of the State of Delaware at least 10 days after an information statement on Schedule 14C regarding the amendment has been sent to its stockholders.

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

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

      31.1. Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

      31.2. Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

      32.1. Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

      32.2. Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

---------------------------------
      (1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

      (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

      (3)   Previously filed.

      (4)   Filed herewith.

      (5) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.


                                   SWISS MEDICA, INC.

                                   By:/s/RAGHUNATH KILAMBI
                                   ---------------------------------------------
Date:  August 13, 2005                Raghunath Kilambi, Chief Executive Officer

                                  SUBSIDIARIES

Subsidiary                                        State of Incorporation
----------                                        ----------------------

1. Anti-Depression Biohealth Solutions, Inc.      Florida