Form 10QSB
period 2005-09-30
SWISS MEDICA INC
filed 2005-11-15
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                 (416) 868-0202
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 4, 2005 the Company had 95,882,917 shares of its par value $0.001 Class A common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes [_] No [X]

                               SWISS MEDICA, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets: September 30, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Losses: Three and Nine Months Ended September 30, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial
                  Information: September 30, 2005

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

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits

Item 1. Financial Statements (Unaudited)

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,   December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
                                                                              (Unaudited)
ASSETS:
Cash and cash equivalents                                                    $    208,467    $  1,630,559

Accounts receivable, net of allowance for discounts of $20,840 and $12,763 at September 30, 2005 and December 31, 2004,
respectively                                                                    2,063,183          60,412

Inventories (Note C)                                                            2,834,390         616,585

Prepaid expenses and deposits                                                     313,779          75,497
                                                                             ------------    ------------
Total current assets                                                            5,419,819       2,383,053

Property and equipment:                                                           310,100          54,382

Less: accumulated depreciation                                                     42,538          16,125
                                                                             ------------    ------------
Total property and equipment                                                      267,562          38,257

Other assets:
Intangible assets,  net of accumulated  amortization of $419,943 and
$301,762 at September 30, 2005 and December 31, 2004,
respectively (Note B)                                                             339,806         457,987

Prepaid and other                                                                 141,359          22,798

Goodwill (Note B)                                                                 500,000              --
                                                                             ------------    ------------
Total other assets                                                                981,165         480,785

Total assets                                                                 $  6,668,546    $  2,902,095
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds                                  $     48,900    $         --
                                                                                                1,751,114
Accounts payable and accrued liabilities (Note G)                               2,184,815

Convertible notes payable (Note D)                                                     --         500,000

Notes payable, current portion (Note D)                                         1,315,200         342,000
                                                                             ------------    ------------

Total current liabilities                                                       3,548,915       2,593,114


Accrued liabilities, long-term portion                                             13,513              --

Stockholders' equity:
Preferred stock, par value $.001 per share;  10,000,000 shares authorized;
none issued at September 30, 2005 and December 31, 2004 (Note E)                       --              --

Class A Common stock, par value $ .001 per share; 200,000,000 shares authorized; 95,582,917 and 66,493,654 shares issued at
September 30, 2005 and December 31, 2004, respectively (Note E)                    95,583          66,494

Class B Common stock, par value $.001 per share; 5,000,000
shares authorized; 2,000,000 shares issued at September 30, 2005
and December 31, 2004 (Note E)                                                      2,000           2,000

Additional paid-in capital                                                     33,544,179      26,628,843

Accumulated deficit                                                           (30,535,644)    (26,388,356)
                                                                             ------------    ------------

Total stockholders' equity                                                      3,106,118         308,981
Total liabilities and stockholders' equity                                   $  6,668,546    $  2,902,095
                                                                             ============    ============

             See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                       For the three months ended       For the nine months ended
                                               September 30,                 September 30,
                                      ----------------------------    ----------------------------
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------
Revenues, net                         $  1,771,137    $    238,616    $  4,281,877    $    268,280

Cost of Sales                              415,030          52,557         874,402          59,214
                                      ------------    ------------    ------------    ------------

Gross Profit                             1,356,107         186,059       3,407,475         209,066
Operating Expenses:

Research and Development                        --              --              --           2,601

Selling, General and Administrative      2,796,769       1,042,348       7,285,743       4,659,513

Depreciation and Amortization               47,867          48,863         144,594         146,588
                                      ------------    ------------    ------------    ------------

Total Operating Expenses                 2,844,636       1,091,211       7,430,337       4,808,702

Loss from Operations                    (1,488,529)       (905,152)     (4,022,862)     (4,599,636)

Interest Expense, net                      (58,170)             --        (124,426)             --

Provision for Income Taxes                      --              --              --              --

Net Loss                              $ (1,546,699)   $   (905,152)   $ (4,147,288)     (4,599,636)
                                      ============    ============    ============    ============
Loss per common share (basic and
assuming dilution)                    $      (0.02)   $      (0.02)   $      (0.05)   $      (0.10)
                                      ============    ============    ============    ============
Weighted average common shares
outstanding                             88,956,096      56,592,527      84,199,598      47,810,571
                                      ------------    ------------    ------------    ------------

             See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                  2005          2004
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(4,147,288)   $(4,599,636)
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued in exchange for services rendered (Note E)                    560,825      2,309,820

Common stock issued in exchange for financing costs (Note E)                       35,900             --
Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs (Note E)                           (167,500)            --

Common stock issued in exchange for expenses paid by shareholders                      --          7,374

Stock warrants issued in exchange for services                                         --        287,500
Amortization of prepaid service fees paid by common
stock                                                                                  --         60,000

Depreciation and amortization                                                     144,594        146,588

Expenses prepaid in prior period                                                   74,933         72,603

(Increase) decrease in accounts receivable                                     (2,002,771)      (129,985)

(Increase) decrease in inventories                                             (2,217,805)      (242,206)

(Increase) decrease in deposits and other assets                                 (331,776)      (151,751)

Increase (decrease) in cash disbursed in excess of available funds                 48,900         (3,102)

Increase (decrease) in accounts payable and accrued liabilities                 1,490,214        164,872
                                                                              -----------    -----------
Net cash used in operating activities                                          (6,511,774)    (2,077,923)

Cash flows from investing activities:

Purchase of property and equipment                                               (255,718)            --
                                                                              -----------    -----------
Net cash used in investing activities                                            (255,718)            --

Cash flows from financing activities:

Proceeds from notes payable (Note D)                                              973,200             --

Proceeds from sale of common stock, net of costs (Note E)                       4,872,200      2,886,500

Proceeds from (repayments to) convertible debentures (Note D)                    (500,000)            --

Proceeds from (repayments to) third party advances                                     --       (126,527)
                                                                              -----------    -----------
Net cash provided by investing activities                                       5,345,400      2,759,973

Net increase (decrease) in cash and cash equivalents                           (1,422,092)       682,050

Cash and cash equivalents at the beginning of the period                        1,630,559          1,471
                                                                              -----------    -----------
Cash and cash equivalents at the end of the period                            $   208,467    $   683,521
                                                                              ===========    ===========

             See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                 2005           2004
                                                                              -----------    -----------
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                         $   124,426    $        --

Income taxes paid in cash                                                              --             --

Issuance of common stock in exchange for services (Note E)                        560,825      2,309,820

Issuance of common stock in exchange for financing expenses (Note E)               35,900             --

Issuance of common stock in exchange for expenses paid by shareholders                 --          7,374

Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs (Note E)                            167,500             --

Issuance of Class A common stock in exchange for previously incurred debt
(Note E)                                                                        1,043,000             --

Issuance of stock warrants in exchange for services (Note F)                           --        287,500

Issuance of common stock in exchange for prepaid services fees                         --         60,000
Amortization of prepaid service fees paid by common
stock                                                                                  --         60,000

Expenses prepaid in prior period                                                   74,933         72,603
Acquisition of ADBSI (Note B):

  Assets acquired                                                                 196,637             --

  Goodwill                                                                        500,000             --

  Common stock issued                                                            (600,000)            --
                                                                              -----------    -----------
  Net cash paid for acquisition                                               $    96,637    $        --
                                                                              ===========    ===========

             See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Business and Basis of Presentation

Swiss Medica, Inc., formerly Global Path Incorporated (the "Company") was reincorporated under the laws of the State of Delaware in September 2001. The Company is engaged in the business of marketing and distributing proprietary bioscience health products, with the focus on chronic ailments.

On March 31, 2005, the Company entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement") with Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK"). All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As a result of the closing under the Acquisition Agreement on March 31, 2005, ADBSI became a wholly-owned subsidiary of the Company (see Note B).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Anti-Depression BioHealth Solutions, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 3,431,098 stock options to employees and directors on January 25, 2005. The options are exercisable at $0.10 per share and shall fully vest over a two-year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to October 6, 2005 (Note F).

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                    For the three months ended      For the nine months ended
                                                                           September 30,                    September 30,
                                                                    ---------------------------    ---------------------------
                                                                         2005           2004            2005           2004
                                                                    ------------    -----------    ------------    -----------
Net loss - as reported                                              $ (1,546,698)   $  (905,152)   $ (4,147,288)   $(4,599,636)
Add: Total stock based employee  compensation expense as reported
under intrinsic value method (APB. No. 25)                                    --             --              --             --
Deduct:  Total  stock  based  employee  compensation  expense  as
reported under fair value based method (SFAS No. 123)                         --             --              --             --
Net loss - Pro Forma                                                $ (1,546,698)   $  (905,152)   $ (4,147,288)   $(4,599,636)
                                                                    ============    ===========    ============    ===========
Net loss attributable to common stockholders - Pro forma            $ (1,546,698)   $  (905,152)   $ (4,147,288)   $(4,599,636)
                                                                    ============    ===========    ============    ===========

Basic (and assuming dilution) loss per share - as reported          $      (0.02)   $     (0.02)   $      (0.05)   $     (0.10)
                                                                    ============    ===========    ============    ===========

Basic (and assuming dilution) loss per share - Pro forma            $      (0.02)   $     (0.02)   $      (0.05)   $     (0.10)
                                                                    ============    ===========    ============    ===========


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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $1,878,927 and $647,873 for the nine month period ended September 30, 2005 and 2004, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $25,840 and $12,763 at September 30, 2005 and December 31, 2004, respectively.

Loss Per Common Share

The Company computes earnings (losses) per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the nine months ended September 30, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share. For the nine months ended September 30, 2005 and 2004, 26,065,773 potential shares and 33,154,925 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued)

General Cosmetics Corporation. (Continued)

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2004 are:

                                       Gross                                               Weighted Average
                                     Carrying    Accumulated                  Residual       Amortization
                                      Amount    Amortization        Net         Value       Period (Years)
                                     ---------  ------------     ---------    --------     ----------------
Amortizable Intangible Assets:
Patents                              $ 563,250  $   (183,056)    $ 380,194    $     --                  5.0
Customer Mailing Lists                  30,000        (9,750)       20,250          --                  5.0
Trademarks                              45,000       (14,625)       30,375          --                  5.0
Non-compete agreements                 112,500       (91,406)       21,094          --                  2.0
Other                                    9,000        (2,926)        6,074          --                  5.0
                                     ---------  ------------     ---------    --------     ----------------
Total                                $ 759,750  $   (301,763)    $ 457,987    $     --                  4.6
                                     =========  ============     =========    ========     ================


The intangible assets acquired from General Cosmetics and carrying value at September 30, 2005 are:

                                       Gross                                               Weighted Average
                                     Carrying    Accumulated                  Residual       Amortization
                                      Amount    Amortization        Net         Value       Period (Years)
                                     ---------  ------------     ---------    --------     ----------------
Amortizable Intangible Assets:
Patents                              $ 563,250     $(267,544)     $295,706    $     --                  5.0
Customer Mailing Lists                  30,000       (14,250)       15,750          --                  5.0
Trademarks                              45,000       (21,375)       23,625          --                  5.0
Non-compete agreements                 112,500      (112,500)           --          --                  2.0
Other                                    9,000        (4,275)        4,725          --                  5.0
                                     ---------  ------------     ---------    --------     ----------------
Total                                $ 759,750  $   (419,944)    $ 339,806    $     --                  4.6
                                     =========  =============    =========    ========     ================


Total amortization expense charged to operations for the nine month periods ended September 30, 2005 and 2004 were $118,181 and $139,276, respectively.

Estimated amortization expense as of September 30, 2005 is as follows:

       Fiscal year 2005                         $     32,362
       Fiscal year 2006                              129,450
       Fiscal year 2007                              129,450
       Fiscal year 2008                               48,544
                                                ------------
       Total                                    $    339,806
                                                ============


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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE B - BUSINESS COMBINATIONS (Continued)

The following summarizes the acquisition of ADBSI:

Anti-Depression BioHealth Solutions, Inc. (Continued)

Issuance of 2,105,263 shares of common stock (Note E)         $   (600,000)
Assets acquired                                                    196,637
Goodwill                                                           500,000
                                                              ------------
Cash paid                                                     $     96,637
                                                              ============


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

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market price determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of September 30, 2005 and December 31, 2004 are as follows:

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE C - INVENTORIES (Continued)

                                      September 30, 2005     December 31, 2004
                                      ------------------     -----------------
         Raw Materials                      $  1,000,937             $ 172,652
         Finished Goods                        1,833,453               443,933
                                            ------------             ---------
                                            $  2,834,390             $ 616,585
                                            ============             =========


NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at September 30, 2005 and December 31, 2004 is as follows:

                                                              September 30, 2005     December 31, 2004
                                                              ------------------     -----------------
  Notes payable to Strategic Equity Corp.; interest rate
  24% per annum; interest only payable monthly, maturity
  date is June 5, 2005. (a)                                   $               --     $         237,000
  Notes payable to Strategic Equity Corp.; interest rate
  24% per annum; interest only payable monthly, maturity
  date is December 5, 2005. (b)                                          554,400                    --
  Notes payable to Double U Master Fund.; interest rate
  15% per annum; interest only payable monthly, maturity
  date is December 20, 2005. (c)                                         560,000                    --
  Notes payable to Cigam Trust.; interest rate 18% per
  annum; interest only payable monthly, maturity date is
  in June  2006. (d)                                                      50,000                    --
  Notes payable to G. Feldbaum.; interest rate 18% per
  annum; interest only payable monthly, maturity date is
  in June  2006. (d)                                                      50,000                    --
  Notes payable to Goulet.; interest rate 20% per annum;
  interest only payable monthly, maturity date is in
  February  2006. (f)                                                     84,000                    --
  Demand notes payable other; interest rate 18% per annum;
  interest only payable monthly. (g)                                      16,800                    --
  Notes payable to Strategic Equity Corp.; non-interest
  bearing, with $59,167 of principal due and payable on or
  before January 5, 2005, $9,167 on or before February 5,
  2005, $9,167 on or before March 5, 2005, $9,167 on or
  before April 5, 2005, $9,167 on or before May 5, 2005,
  and $9,165 on or before June 5, 2005 (a)                                    --               105,000
  Convertible notes payable to Highgate House, LP and
  Montgomery Equity Partners, LP; interest at 7% per
  annum, with a maturity date of 210 days from the
  issuance ("Maturity Date"). The Company granted the
  noteholder a security interest in substantially all of
  the Company's assets and intellectual property and
  registration rights. (e)                                                    --               500,000
                                                              ------------------     -----------------
  Total                                                                1,315,200               842,000
  Less: current portion                                               (1,315,200)             (842,000)
                                                              ------------------     -----------------
  Long term portion                                           $               --     $              --
                                                              ==================     =================

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      d) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Financing expense of $5,900 was charged to operations during the period ended September 30, 2005. The promissory notes each in the amount of $50,000 is interest only payable monthly at 15% per annum with the maturity dates on June 9, 2006 and June 12, 2006 respectively.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

      e) Convertible Notes Payable: On December 23, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP ("Highgate") and Montgomery Equity Partners, LP ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company was to issue convertible-redeemable debentures to Highgate and Montgomery in the original principal amount of $1,000,000, collectively. The $1,000,000 was to be disbursed as follows: $500,000 was disbursed on December 28, 2004 (the "First Traunche") and $500,000 was to be disbursed within five days of the filing of a registration statement related to the shares issuable upon conversion of the convertible debentures ("Second Traunche"). Pursuant to the Securities Purchase Agreement, Highgate and Montgomery each received 250,000 warrants. As of December 31, 2004, immediately after the issuance of the convertible notes payable, the Company's management approved the termination of Securities Purchase Agreement with Highgate and Montgomery, and a Termination Agreement was finalized and entered into on January 19, 2005. At December 31, 2004, the Company had accrued $125,000 of financing charges in connection with the redemption of the convertible debentures. The Company also has included in its accrued liabilities the 250,000 shares of common stock to be issued, valued at the fair market value of the Company's common stock at the date the management proved the Termination
            Agreement. The Securities Purchase Agreement was accordingly terminated without the Second Traunche being funded, and the First Traunche has been redeemed for $625,000 plus accrued interest in January 2005. The 250,000 shares of common stock were also issued in January 2005. The Company accounted for the above note payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The conversion price exceeded the fair value of the company's common stock at the time the conversion option was granted. Accordingly, there was no imbedded beneficial conversion feature in connection with the issuance of the convertible debentures.

      f)    Notes  Payable:  On August 3,  2005,  the  Company  entered  into an
            Agreement for the sum of $100,000 Canadian Dollar (CAD) (approximately $84,000 USD) being delivered to the Company on or before August 3, 2005 respectively. The promissory note in the amount of $100,000 (CAD) is interest only payable monthly at 20% per annum with the maturity date on February 3, 2006.

      g) Demand Note: On July 5, 2005, the Company entered into an Agreement for the sum of $20,000 Canadian Dollar (CAD) (approximately $16,800
            USD) being delivered to the Company on or before July 5, 2005 respectively. The promissory note in the amount of $20,000 (CAD) is interest only payable monthly at 18% per annum and is due upon demand.

NOTE E - CAPITAL STOCK

At September 30, 2005, the Company was authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 200,000,000 shares of Class A common stock with par value of $.001 per share, and 5,000,000 shares of Class B common stock with par value $.001 per share. On June 27, 2005, the Company's Board of Directors and Shareholders approved resolutions to increase the total number of authorized shares of the Company's capital stock from 160,000,000 shares to 215,000,000 shares as follows: (1) increase the authorized number of shares of Class A Common Stock from 100,000,000 shares to 200,000,000 shares and
(2) to decrease the authorized number of shares of Class B Common Stock from 50,000,000 shares to 5,000,000 shares. Authorized share for preferred shares were kept unchanged at 10,000,000 shares of preferred stock with par value $.001 per share. As of September 30, 2005 and December 31, 2004, the Company has no preferred stock issued and outstanding. The Company has 95,582,917 and 66,493,654 shares of Class A common stock issued and outstanding at September 30, 2005 and December 31, 2004, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at September 30, 2005 and December 31, 2004.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK (Continued)

During the nine-month period ended September 30, 2005, the Company issued an aggregate of 2,657,500 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $560,825. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 3,900,000 shares of Class A common stock in exchange for $1,043,000 of accrued liabilities. The Company issued an aggregate of 20,556,500 shares of Class A common stock in exchange for warrants exercised (Note F) at $0.16 to $0.30 per share for total gross proceeds of $4,872,200. The Company issued an aggregate of 120,000 shares of common stock in exchange for financing expense of $35,900 (Note D). Additionally, the Company issued an aggregate of 2,105,263 shares of Class A common stock valued at $600,000 in connection with acquisition of ADBSI (Note B). The Company canceled 250,000 shares of common stock issued in prior year in exchange for research and development costs in the amount of $167,500.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of September 30, 2005, the conversion has not occurred.

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors, provided that no stock options shall vest prior to October 6, 2005.

                                 Options Outstanding                                Options Exercisable
                       -------------------------------------                   ----------------------------
                                          Weighted Average        Weighted                      Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------     ---------------------   --------------  -----------   --------------
       $ 0.10            3,431,098                  4.32       $         0.10           --   $           --
                       ===========     =====================   ==============  ===========   ==============


Transactions involving stock options issued to employees and directors are summarized as follows:

                                                            Weighted Average
                                    Number of Options       Price Per Share
                                    -----------------       ---------------
Outstanding at December 31, 2003                   --       $            --
   Granted                                         --                    --
   Exercised                                       --                    --
   Canceled or expired                             --                    --
                                    -----------------       ---------------
Outstanding at December 31, 2004                   --       $            --
   Granted                                  3,431,098                  0.10
   Exercised                                       --                    --
   Canceled or expired                             --                    --
                                    -----------------       ---------------
Outstanding at September 30, 2005           3,431,098       $          0.10
                                    =================       ===============

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants and investors. Each warrant is to purchase one share of the Company's Class A common stock.

                            Warrants Outstanding                                     Warrants Exercisable
---------------------------------------------------------------------------------------------------------------
                                           Weighted
                                           Average
                                          Remaining                                                 Weighted
                            Number       Contractual      Weighted Average        Number            Average
   Exercise Prices       Outstanding     Life (Years)      Exercise Price       Exercisable      Exercise Price
---------------------------------------------------------------------------------------------------------------
 $          75.00               8,675            1.26     $          75.00            8,675      $        75.00
 $           0.42             350,000            4.18     $           0.42          350,000      $         0.42
 $           0.20           6,651,000            1.65     $           0.20        6,651,000      $         0.20
 $           0.30           5,625,000            1.50     $           0.30        5,625,000      $         0.30
                         ------------    ------------     ----------------      -----------      --------------
                           12,634,675            1.65     $           0.30       12,634,675      $         0.30
---------------------------------------------------------------------------------------------------------------


Transactions involving warrants issued to non-employees are summarized as follows:

                                                               Weighted Average
                                        Number of Warrants      Price Per Share
                                        ------------------     ----------------
Outstanding at December 31, 2002                     8,675     $          75.00
   Granted                                         200,000                 0.60
   Exercised                                            --                   --
   Cancelled or expired                                 --                   --
                                        ------------------     ----------------
Outstanding at December 31, 2003                   208,675     $           3.69
   Granted                                      31,796,250                 0.30
   Exercised                                    (4,673,750)                0.24
   Cancelled or expired                                 --                   --
                                        ------------------     ----------------
Outstanding at December 31, 2004                27,331,175     $           0.34
   Granted (Note D)                              6,125,000                 0.31
   Exercised (Note E)                          (20,556,500)                0.24
   Cancelled or expired                           (265,000)                0.25
                                        ------------------     ----------------
Outstanding at September 30, 2005               12,634,675     $           0.30
                                        ==================     ================

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

The Company did not grant compensatory warrants to non-employees during the period ended September 30, 2005. The warrants granted during the period ended September 30, 2005 were in connection with debt financing (Note D). The weighted-average fair value of warrants granted to consultants during the period ended 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: contractual terms of 2 to 4 years, an average risk free interest rate of 2.25%, a dividend yield of 0%, and volatility of 33%. The amount of the expense charged to operations in connection with granting the warrants was $0 and $287,500 for the period ended September 30, 2005 and 2004, respectively.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004 are as follows:

                                        September 30, 2005     December 31, 2004
                                        ------------------     -----------------
      Accounts payable                  $        2,135,898     $         529,694
      Other accrued expenses                        48,917             1,191,420
      Litigation                                        --                30,000
                                        ------------------     -----------------
            Total                       $        2,184,815     $       1,751,114
                                        ==================     =================


NOTE H - MAJOR CUSTOMERS AND VENDORS

Revenue from four major customers, which accounted for greater than 10% of total sales, approximated $3,337,000 or 78% of sales for the nine months ended
September 30, 2005. Total accounts receivable due from these four major customers is approximately $1,811,000 or 87% of total accounts receivable at September 30, 2005. Revenue from two major customers, which accounted for greater than 10% of total sales, approximately $197,000, or 74% of sales for the nine months ended September 30, 2004. The total accounts receivable due from these two major customers was approximately $197,000, or 85% of total accounts receivable at September 30, 2004.

Total purchases from three major suppliers, each accounted for greater than 10% of total purchase, approximated $1,523,000 or 66% of purchases for the nine months ended September 30, 2005. Total accounts payable due to these three major suppliers is approximately $233,000 or 11% of total accounts payable at September 30, 2005.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

On July 15, 2005 the Company entered into a license agreement with the National Fibromyalgia Association ("NFA") for the right to use NFA's Seal of Approval. Swiss Medica shall pay to NFA a licensing contribution equal to $0.25 for each package of 'one ounce' or 'twenty pack' 'O24 Fibromyalgia' product sold and for which Swiss Medica collects payment. The minimum monthly payment shall be $10,000 under the agreement (starting October 2005) with a minimum annual fee of $200,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this Report.

      Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. References to "we", "our", "us" or the "Company" are to Swiss Medica, Inc. a Delaware corporation, and its subsidiaries.

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

      Swiss Medica's first patented product is an all-natural essential oil product line called "O24(TM) Pain Neutralizer" ("O24(TM)") and has been medically proven to provide temporary relief for minor pains associated with arthritis, backaches and other chronic pains. In March, 2005 the Company announced the results of the randomized double blind clinical trial conducted during the fourth quarter of 2004, comparing the Company's O24(TM) pain reliever against a placebo on patients suffering from fibromyalgia. Fibromyalgia is a common and chronic disorder characterized by widespread muscle pain, fatigue, and multiple tender points. According to the National Fibromyalgia Association, "It is estimated that approximately 3-6% of the U.S. population has fibromyalgia." Based upon the latest expert estimates, fibromyalgia may affect between 8 million and 17 million Americans.

The study revealed that the group treated with O24(TM) Pain Neutralizer compared to placebo showed statistically significant improvement when measured on the Visual Analog Scale for pain," announced Dr. Gordon Ko, the Head of the Fibromyalgia clinic at the Sunnybrook & Women's Health Sciences Centre at the University of Toronto and the Medical Director for the Canadian Centre for Integrative Medicine in Markham, Ontario.

            Based on these results of this medical study the Company has developed, and successfully launched in August 2005, an O24 product line extension specifically for the fibromyalgia market, 'O24 Fibromyalgia(TM)'.

      As part of the launch of 'O24 Fibromyalgia(TM)', the Company also announced a strategic partnership with the National Fibromyalgia Association
(NFA). As part of this strategic partnership, the non-profit NFA will receive a percentage of the proceeds from the sale of O24 Fibromyalgia(TM). This revenue will directly benefit people with fibromyalgia by supporting the programs and services of the NFA.

      The Company recently introduced its second line of patented natural products for depression related symptoms. Specifically, on April 12, 2005, the Company announced the launch of PMS Escape(R). PMS Escape(R) is an over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). Swiss Medica acquired the exclusive US and Canadian rights to PMS Escape(R) as part of the previously announced acquisition of Anti-Depression BioHealth Solutions Inc.

      Since May 26, 2005 when the Company announced that it had received an initial purchase order from a large U.S. national pharmacy chain for its U.S.-patented, clinically tested PMS Escape(R) product. PMS Escape(R) has been made available throughout the USA through that pharmacy chain.

      It is the Company's intention to expand its product offering through either internal research and development or via acquisitions. All future products that Swiss Medica hopes to commercialize will have the following attributes:

      o     Patent and/or trade secret protection,

      o     Clinical and/or medical studies demonstrating their efficacy, and

      o Over-the-counter, natural relief for pain associated with chronic ailments.

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

      During 2004 and early 2005, we launched the distribution of O24(TM) Pain Neutralizer into major retail outlets, regional pharmacies and massage clinics in both the United States and Canada. Our retail distribution includes national chains including; Rite Aid Drug Stores, CVS/pharmacy, Shoppers Drug Market and Jean Coutu. During August 2005 the Company also launched the distribution of O24 Fibromyalgia(TM) into retail outlets throughout North America. The Company intends to support its O24(TM) Pain Neutralizer, O24 Fibromyalgia(TM) and PMS Escape(R) products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.

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

      On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulation called "O24(TM) Pain Neutralizer" in both Canada and the United States. O24(TM) Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet, we have not determined when the remaining products will be introduced. In 2003, the combined U.S. over-the-counter and prescription-only market for pain relief products was estimated to be $12 billion.

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

      We believe that safety concerns regarding prescription medications provide a significant opportunity for our products. The market for Vioxx(TM) and Celebrex(TM) drugs may have exceeded $5.0 billion last year. In light of these safety concerns, consumers may hesitate before switching to other related prescription products such as prescription pain relievers. The efficaciousness of both O24(TM) Pain Neutralizer and O24 Fibromyalgia(TM) in treating pain sufferers could be at the forefront of these natural alternatives. If awareness of O24 line of products proliferated, it may result in an increase of the Company's sales and significant market share growth.

      We believe that our second product offering, PMS Escape, has an equally significant addressable market. There are millions of women in the US who suffer from the mood /emotional symptoms and experience the food cravings associated with PMS. The Company believes that PMS Escape is the only clinically proven over-the-counter product focused on addressing the mood or appetite symptoms associated with PMS.

For the three months ended September 30, 2005:

      Swiss Medica net revenues were $1,771,138 and $238,616 for the third quarter of 2005 and 2004 respectively, and total sales of $626,569 for the year ending December 31, 2004. Swiss Medica began generating significant revenues in August of 2004, therefore any comparisons of results of operations and financial position with the quarter ended September 30, 2004 are not relevant.

The following is a summary of financial information for the three months and nine months September 30, 2005:

                                              three months         nine months
                                             -------------        -------------
Revenue:                                     $   1,771,137        $   4,281,877
Cost of Sales                                      415,030              874,402
                                             -------------        -------------
Gross Profit                                     1,356,107            3,407,475
         Gross Profit as % of Sales                     77%                  80%
Operating Expenses:

Wages & Salaries                                   367,953              984,215

Selling, General and Admin.                      2,428,816            6,301,528

Depreciation and Amortization                       47,867              144,594
                                             -------------        -------------
Total Operating Expenses                         2,844,636            7,430,337

Loss from Operations                         $  (1,488,529)       $  (4,022,862)
                                             =============        =============
Interest Expense                                   (58,170)            (124,426)

Provision for Income Taxes                              --                   --

Net Loss                                     $  (1,546,699)       $  (4,147,288)
                                             =============        =============
Loss per common share (basic and
assuming dilution)                           $       (0.02)       $       (0.05)
                                             =============        =============
Weighted average common shares
outstanding                                     88,956,096           84,199,598

Sales

Our net revenues from operations for the quarter ended September, 2005 were $1,771,137, ($4,281,877 for the nine months ending September 30, 2005) and were generated predominately by sales to (approximate figures):

                                             Three months          Nine months
                                             -------------        -------------
U.S. based pharmaceutical outlets:           $   1,367,000        $   3,076,000
Canadian based pharmaceutical outlets:       $     249,000        $      891000
Health products:                             $      46,000        $     112,000
Grocery chains:                              $      31,000        $     124,000


Cost of Sales and Gross Profit

Cost of sales for our quarter ending September 30, 2005 were $415,030, generating a percentage margin on sales of 77%, ($874,402 and 80% for the nine months ending September 30, 2005). We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

      Selling, General and Administrative Expenses

      A summary of our Selling, General and Administrative costs is as follows:

      Stock-based compensation to consultants & professional advisors totaled $310,475 for the quarter ending September 30, 2005 ($560,825 for the nine months ending September 30, 2005). Stock based compensation was granted to recruit and compensate legal advisors, marketing, business and development advisors.

      Cash based Selling, General and Administrative costs totaled approximately $2.5 million for the quarter ending September 30, 2005, ($6.8 million for the nine months ending September 30, 2005) and includes approximately:

            o $972,000 on advertising and product marketing ($2,918,000 for nine months ending September 30, 2005)
            o $368,000 on payroll and related benefits ($984,000 for nine months ending September 30, 2005)
            o $330,000 on Agent's fees & Logistic Services ($640,000 for nine months ending September 30, 2005)
            o $175,000 on Fees and Licenses ($585,000 for nine months ending September 30, 2005)
            o $100,000 on Public and Investor relations ($438,000 for nine months ending September 30, 2005)
            o $95,000 on Legal fees ($245,000 for nine months ending September 30, 2005)

      Other selling, general and administrative costs include, insurance, rent, travel, and other office expenses.

      Depreciation and Amortization

      Depreciation & Amortization expenses of $47,867 were incurred during the quarter ended September 30, 2005 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and subsequent office equipment purchases. Depreciation & Amortization expenses for the nine months ending September 30, 2005 totaled $144,594.

      Interest Expense

      Interest expenses of $58,170 were incurred during the quarter ending September 30,2005, and $124,426 for the nine months ending September 30, 2005. This relates to interest paid on promissory notes and redeemable debentures. Interest expense for the corresponding 2004 periods was zero.

Liquidity and Capital Resources

      As of September 30, 2005, our current assets exceed current liabilities in the amount of $1.87 million. As a result of our operating losses incurred during 2005, we generated a cash flow deficit from operating activities of $6.5 million for the nine months ending September 30, 2005. During the nine months we invested an additional $2.2 million in finished goods and raw materials inventory to meet projected demand. Trade accounts receivable increased by $2.0 million and we incurred an additional $332,000 in prepaid expenses and deposits. In January of 2005, we used $500,000 to redeem and terminate Convertible notes payable to Highgate House, LP and Montgomery Equity Partners, LP. We used $255,718 in connection with investing activities in the nine-month ended September 30, 2005. We met our cash requirements primarily through the private placement of $ 3,323,450, net proceeds of common stock which closed during the first quarter of 2005, $87,500 which closed during the second quarter of 2005, and $1,461,250 which closed during the third quarter of 2005. Net proceeds from issuing notes payable was approximately $973,200 during the nine months ended September 30, 2005.

      In June of 2005, we amended the Security agreement entered into with Strategic Equity Corp. ("Strategic Equity") in December of 2004, to cover the sum of $528,000 of new loans. The promissory notes bear interest at 24%, payable monthly with maturity dates of December 5, 2005. The promissory notes are secured by the Company's trade Accounts Receivable.

      In June of 2005 we entered into a Security agreement with Double U Master Fund for the sum of $560,000. The promissory notes bear interest at 15%, payable monthly with maturity dates of December 7, 2005. The promissory notes are secured by the Company's inventory and trade Accounts Receivable.

      In June of 2005 we entered into two Security agreements for the sum of $50,000 each. The promissory notes bear interest at 15%, payable monthly with maturity dates of June, 2006.

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

      By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next three months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

      Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the year ended December 31, 2004, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

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

      We have been dependent primarily on private placements of our equity and debt securities and shareholder loans to fund our operations. In the near term, we intend to focus on increasing our marketing efforts for our existing products. There can be no assurance that any such funding will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our marketing and operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

Our debt agreements contain restrictive covenant and our debt obligations are substantial in relation our assets.

      At September 30, 2005, we had approximately $1.3 million of outstanding indebtedness, including $1.1 million in secured notes. At October 30, 2005 we issued another $560,000 in secured debt instruments. Accordingly, the total amount of our obligations with respect to indebtedness, in relation to our assets, is substantial.

      Some of our debt instruments, impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends. These restrictions limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness could have significant negative consequences, including:

      o     increasing  our   vulnerability  to  general  adverse  economic  and
            industry conditions

      o     limiting our ability to obtain additional financing;

      o     requiring  that  a  substantial  portion  of  our  cash  flows  from operations be applied to pay principal and interest on our indebtedness, thereby reducing cash flows available for other purposes;

      o limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

      o     placing  us  at a  possible  competitive  disadvantage  compared  to
            competitors   with  less   leverage  or  better  access  to  capital
            resources.

Substantially all of our assets are encumbered by liens, which if foreclosed by our secured creditors would have a material adverse effect on our business, financial condition and operating results.

      Some of our indebtedness under $1.9 million of our notes is secured by a security interest in favor of the lender in substantially all of our assets. If we were unable to pay our secured obligations when due or otherwise default on our obligations to secured creditors, these creditors could foreclose their security interests or mortgages in our assets. Any foreclosure action by our secured creditors could cause us to seek to protection under the federal bankruptcy code which, in turn, would have a material adverse effect on the market value of our Common Stock and could result in the loss of your entire investment in the Company.

We may not be able to generate sufficient revenues from sales to meet our operating and debt service obligations.

      Since the Company has only operated for two years and issued debt securities less than one year ago, we have never had experience in repaying our debt. Inadequate cash flows caused in part by delinquent accounts, seasonality and poor revenues could affect our ability to meet our operating and debt service requirements, which are significant. Future revenues and expenses of the Company are subject to conditions that may change to an extent that we cannot determine at this time. If we are unable to generate sufficient revenues to meet our operating and debt service obligations, then our business will be materially and adversely affected, we may go bankrupt and you may lose the entire investment in the Company.

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

      The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 product. However, there is no assurance we will be able to obtain patent protection for any derivative uses of O24, PMS Escape, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

      Our executive officers and directors (and their affiliates), in the aggregate, own approximately 10% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 97,582,917 shares of Class A and Class B Common Stock outstanding at September 30, 2005. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, Chief Financial Officer and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common stock and may be converted into five shares of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

      There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005 we issued 1,846,250 shares of our Common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 1,846,250 shares of our Common Stock was $310,475. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. 7,306,250 shares of our Common Stock were issued upon the exercise of Warrants during the quarter ended September 30, 2005, generating gross proceeds of $1,461,250.

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

------------

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SWISS MEDICA, INC.


                                        By: /s/ RAGHUNATH KILAMBI
                                           -------------------------------------
                                           Raghunath Kilambi,
                                           Chief Executive Officer