Form 10KSB/A
period 2004-12-31
SWISS MEDICA INC
filed 2006-04-17
CIK 318245

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transition Small Business Disclosure Format:  Yes ___  No _X_

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Swiss Medica, Inc. (the "Company") for the fiscal year ended December 31, 2004 is being filed in order to amend the annual report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the audited financial statements for the fiscal year ended December 31, 2004 have been revised to reflect these grants. Otherwise, such audited financial statements remain unchanged. In particular, the audited balance sheet as of December 31, 2004 and the statement of losses from the fiscal year ended December 31, 2004 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the Annual Report.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Swiss Medica, Inc. (the "Company") for the fiscal year ended December 31, 2004 is being filed in order to amend the annual report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the audited financial statements for the fiscal year ended December 31, 2004 have been revised to reflect these grants. Otherwise, such audited financial statements remain unchanged. In particular, the audited balance sheet as of December 31, 2004 and the statement of losses from the fiscal year ended December 31, 2004 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the Annual Report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

          o    Stock-based compensation;

          o    Intangible assets; and

          o    Research and Development.

         Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for its financial reports for the subsequent periods.

        The Company granted an aggregate of 3,431,098 stock options to employees and directors in October 2004. The options are exercisable at $0.10 per share and shall fully vest over a two-year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to July 25, 2005.

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

YEAR ENDED DECEMBER 31, 2004

         Swiss Medica began generating revenues in the third quarter of 2003, totaling $104,091 for the third and fourth quarters. Prior to June 2003, we had no active operations. The following is a summary of financial information for the years ended December 31, 2004 and 2003:

                                                     Years ending December 31,
                                                    --------------------------
                                                        2004            2003
                                                    -----------    -----------

         Net Sales:                                 $   626,569    $   104,091
         Cost of Sales:                                 119,798         16,991
                                                    -----------    -----------

         Gross Profit:                                  506,771         87,100
         Gross Profit as % of Sales:                       80.9%          83.7%

         Operating expenses:
            Research & Development expenses:              2,602      3,725,826
            Marketing & Promotions*                   1,730,109         99,947
            General & administrative  expenses*       5,823,633     10,120,420
            Depreciation and amortization:              195,732        122,157

         Total operating expenses:                    7,752,076     14,068,350

         Loss from operations:                        7,245,305     13,981,250

         Interest expense:                                5,567          7,250
                                                    -----------    -----------
         Net loss:                                    7,250,872     13,988,500

         Loss per Common Share:                           $0.14          $0.88


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

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 15% of our outstanding common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 82,398,904 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 1,784,451 shares of our Class A Common Stock, options to purchase 880,000 shares of our Class A Common Stock at $0.10 per share, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

The following table sets forth information as to the compensation paid or accrued to Mr. Kilambi, and Mr. Johnson, our President, Chief Operating Officer and Director:

                           SUMMARY COMPENSATION TABLE

------------------------- -------- ------------------------------------ -----------------------------------------------
                                           ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                   ------------------------------------ -----------------------------------------------
                                                                                 AWARDS                 PAYOUTS
                                                                        ----------------------- -----------------------
                                                                        Restricted Securities               All Other
                                                         Other Annual   Stock      Underlying              Compensation
Name and Principal                  Salary    Bonus      Compensation   Awards      Options/     LTIP
Position                  Year        ($)       ($)          ($)          ($)         SARs       Payout($)     ($)
------------------------- -------- ---------- --------- --------------- -------- -------------- --------- -------------
Raghunath Kilambi,        2004      $46,000   $30,000      $26,000*        0        880,000         0           0
Chief Executive
Officer, and Director     2003      $51,233              $1,000,000**
------------------------- -------- ---------- --------- --------------- -------- -------------- --------- -------------
Grant Johnson,            2004      $60,000      0       $111,800***       0        880,000         0           0
President, Chief
Operating Officer and
Director                  2003      $47,289               $400,000**
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


EMPLOYMENT AGREEMENTS

         Our Board of Directors is currently considering an employment agreement for Mr. Raghunath Kilambi, Grant Johnson, and Bruce Fairbairn.

Stock Options and Stock Appreciation Rights

         As of October 10, 2004 ("Grant Date"), we granted to our executive officers and directors, options to purchase the following shares of our Class A Common Stock at $0.10 per share.

         Officer/Director                               Vesting
                                    Option Shares       Measurement
                                                        Date
         Raghunath Kilambi          880,000             May 31, 2003
         Grant Johnson              880,000             May 31, 2003
         Greg Nuttall               250,000             May 31, 2003
         Ronald Springer            80,000              May 31, 2003
         Bryson Farrill             200,000             August 1, 2003
         Azim Fancy                 80,000              October 1, 2003
         Bruce Fairbairn            175,000             May 31, 2003

         These options expire on October 10, 2009. The options become exerciseable over a two-year period from the vesting measurement date; provided, however, that not withstanding the foregoing, no option would be exerciseable prior to October 6, 2005.

         No other stock options or other derivative stock-based rights were granted to any of the named executive officers during the 2004 fiscal year.

Aggregated Option Fiscal Year-End Value

         The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2004 fiscal year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                       Value of Unexercised
                              Number of Unexercised Options at             in-the-Money
                                     Fiscal Year End (#)           Options at Fiscal Year End ($)
                             ----------------------------------   -----------------------------------
                    Name       Exercisable      Unexercisable       Exercisable       Unexercisable
                    ----     ---------------   ----------------   ---------------   -----------------
Raghunath Kilambi                       0           880,000            $  0         $   255,200(1)
Grant Johnson                           0           880,000               0             255,200(1)


(1) Based on a closing price of $0.39 per share of Class A common stock on December 31, 2004, as reported by Yahoo! Finance.


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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April 2006.

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

    Signature                          Title                          Date
    ---------                          -----                          ----

*                             Chief Executive Officer             April 17, 2006
--------------------------
Raghunath Kilambi

*                             President, Chief Operating          April 17, 2006
--------------------------
Grant Johnson                 Officer and Director

*                             Chief Financial Officer             April 17, 2006
--------------------------
Bruce Fairbairn

*                             Chairman, Director                  April 17, 2006
--------------------------
Bryson Farrill

*                             Director                            April 17, 2006
--------------------------
Ronald Springer

*                             Director                            April 17, 2006
--------------------------
Azim Fancy

* By: Raghunath Kilambi                                           April 17, 2006
      --------------------------
      Raghunath Kilambi,
      (Attorney-in-Fact)

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 3,431,098 stock options to employees and directors in October 2004. The options are exercisable at $0.10 per share and shall fully vest over a two-year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to October 6, 2005.

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

NOTE I - OPTIONS AND WARRANTS

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

NOTE I - OPTIONS AND WARRANTS (CONTINUED)

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


             Options Outstanding                      Options Exercisable
          --------------------------                ------------------------
                        Weighted
                        Average        Weighted                    Weighted
                        Remaining      Average                      Average
Exercise     Number     Contractual    Exercise      Number        Exercise
 Prices   Outstanding   Life (Years)   Price       Exercisable       Price
--------  -----------   ------------   --------    -----------     --------

 $ 0.10    3,431,098        1.82       $  0.10              --           --


Transactions involving stock options issued to employees and directors are summarized as follows:


                                              Numbers         Weighted Average
                                            of Options        Price Per Share
                                            ----------        ----------------
Outstanding at December 31, 2002                    --            $        --
  Granted                                           --                     --
  Exercised                                         --                     --
  Canceled or expired                               --                     --
                                            ----------            -----------
Outstanding at December 31, 2003                    --            $        --
  Granted                                    3,431,098                   0.10
  Exercised                                         --                     --
  Canceled or expired                               --                     --
                                            ----------            -----------
Outstanding at December 31, 2004             3,431,098            $      0.10
                                            ----------            -----------


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