Form 10QSB/A
period 2005-03-31
SWISS MEDICA INC
filed 2006-04-17
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10QSB/A
                                Amendment No. 1

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

         Yes |_|      No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended March 31, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended March 31, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of March 31, 2005 and the statement of losses for the quarter ending March 31, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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

Options Outstanding                             Options Exercisable


                           Weighted Average         Weighted                        Weighted
Exercise     Number      Remaining Contractual       Average         Number         Average
Prices     Outstanding       Life (Years)        Exercise Price    Exercisable   Exercise Price
--------   -----------   ---------------------   ---------------   -----------   --------------
   $0.10     3,431,098                    1.57             $0.10            --               --

Transactions involving stock options issued to employees and directors are summarized as follows:


                                   Weighted
                                   Number of   Average Price
                                    Options      Per Share
                                   ---------   -------------
Outstanding at December 31, 2002          --   $          --
  Granted                                 --   $          --
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at December 31, 2003          --   $          --
  Granted                          3,431,098           $0.10
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at December 31, 2004   3,431,098           $0.10
  Granted                                 --   $          --
  Exercised                               --   $          --
  Canceled or expired                     --   $          --
                                   ---------   -------------
Outstanding at March 31, 2005      3,431,098           $0.10
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended March 31, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended March 31, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of March 31, 2005 and the statement of losses for the quarter ending March 31, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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

                                  SWISS MEDICA, INC.


                                  /s/ Raghunath Kilambi
                                  ---------------------------------------
Date:  April 17, 2006             By: Raghunath Kilambi, Chief Executive Officer


                                  /s/ Bruce Fairbairn
                                  ---------------------------------------
                                  By: Bruce Fairbairn, Chief Financial Officer