Form 10QSB/A
period 2005-06-30
SWISS MEDICA INC
filed 2006-04-17
CIK 318245

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

         Yes |_|    No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended June 30, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended June 30, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of June 30, 2005 and the statement of losses for the quarter ending June 30, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighted                      Weighted
     Exercise          Number           Remaining Contractual      Average      Number          Average
      Prices         Outstanding            Life (Years)       Exercise Price  Exercisable    Exercise Price
      ------         -----------            ------------       --------------  -----------    --------------
        $ 0.10         3,431,098                1.32               $  0.10           --         $    --
                       =========                ====               =======      =========       =======

Transactions involving stock options issued to employees and directors are summarized as follows:

                                                             Weighted Average
                                        Number of Options     Price Per Share
Outstanding at December 31, 2002                       --          $      --
   Granted                                             --                 --
   Exercised                                           --                 --
                                                ---------          ---------
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at December 31, 2003                       --          $      --
   Granted                                      3,431,098          $    0.10
   Exercised                                           --                 --
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at December 31, 2004                3,431,098          $    0.10
   Granted                                             --                 --
   Exercised                                           --                 --
   Canceled or expired                                 --                 --
                                                ---------          ---------
Outstanding at June 30, 2005                    3,431,098          $    0.10
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



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended June 30, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended June 30, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of June 30, 2005 and the statement of losses for the quarter ending June 30, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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

      (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

      (3)   Previously filed.

      (4)   Filed herewith.

      (5) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its bahalf by the undersigned, thereunto duly authorized.


                                   SWISS MEDICA, INC.

                                   By:/s/RAGHUNATH KILAMBI
                                   ---------------------------------------------
Date:  April 17, 2006                 Raghunath Kilambi, Chief Executive Officer

                                  SUBSIDIARIES

Subsidiary                                        State of Incorporation
----------                                        ----------------------

1. Anti-Depression Biohealth Solutions, Inc.      Florida