Form 10QSB/A
period 2005-09-30
SWISS MEDICA INC
filed 2006-04-17
CIK 318245

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

      Yes [_] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended September 30, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended September 30, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of September 30, 2005 and the statement of losses for the quarter ending September 30, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 3,431,098 stock options to employees and directors on in October 2004. The options are exercisable at $0.10 per share and shall fully vest over a two-year period as follows: one-half of the options shall vest after each anniversary of the Optionee's commencement of employment or consulting service, as applicable; provided that no stock options shall vest prior to October 6, 2005 (Note F).

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

                                 Options Outstanding                                Options Exercisable
                       -------------------------------------                   ----------------------------
                                          Weighted Average        Weighted                      Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------     ---------------------   --------------  -----------   --------------
       $ 0.10            3,431,098                  1.07       $         0.10           --   $           --
                       ===========     =====================   ==============  ===========   ==============


Transactions involving stock options issued to employees and directors are summarized as follows:

                                                            Weighted Average
                                    Number of Options       Price Per Share
                                    -----------------       ---------------
Outstanding at December 31, 2003                   --       $            --
   Granted                                  3,431,098                  0.10
   Exercised                                       --                    --
   Canceled or expired                             --                    --
                                    -----------------       ---------------
Outstanding at December 31, 2004            3,431,098       $          0.10
   Granted                                         --                    --
   Exercised                                       --                    --
   Canceled or expired                             --                    --
                                    -----------------       ---------------
Outstanding at September 30, 2005           3,431,098       $          0.10
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


This Amendment No. 1 to the quarterly report on Form 10-QSB/A of Swiss Medica, Inc. (the Company) for the quarterly period ended September 30, 2005 is being filed in order to amend the quarterly report to include the disclosure of 3.4 million stock options granted in October 2004. The notes to the financial statements for the quarterly period ended September 30, 2005 have been revised to reflect these grants. Otherwise, such financial statements remain unchanged. In particular, the balance sheet as of September 30, 2005 and the statement of losses for the quarter ending September 30, 2005 have not changed in any way. Other than in connection with the disclosure of the October 2004 option grants, this Amendment does not revise or update or in any way alter any other information or disclosures contained in the quarterly report.

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


                                        SWISS MEDICA, INC.


                                        By: /s/ RAGHUNATH KILAMBI
                                           -------------------------------------
                                           Raghunath Kilambi,
                                           Chief Executive Officer
Date: April 17, 2006