Form 10KSB
period 2005-12-31
SWISS MEDICA INC
filed 2006-04-17
CIK 318245

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-09489

                               SWISS MEDICA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                98-0355519
     ----------------------------        ------------------------------------
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The issuer's revenues for the fiscal year ended December 31, 2005 totaled $6,426,900.

      The number of shares of the issuer's Class A common stock, no par value per share, outstanding as of March 28, 2006 was 99,248,898. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2006, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $0.15.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

      Transition Small Business Disclosure Format: Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

           ITEM 1.   DESCRIPTION OF BUSINESS................................  4
           ITEM 2.   DESCRIPTION OF PROPERTY................................ 10
           ITEM 3.   LEGAL PROCEEDINGS...................................... 10
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS....................................... 10

PART II

           ITEM 5.   MARKET FOR COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS............................ 11
           ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS................... 12
                        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           ITEM 7.   FINANCIAL STATEMENTS................................... 24
           ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE................. 24
           ITEM 8A.  CONTROLS AND PROCEDURES................................ 24

PART III

           ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT...................... 25
           ITEM 10.  EXECUTIVE COMPENSATION................................. 28
           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT.................................. 32
           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 33
           ITEM 13.  EXHIBITS............................................... 34
           ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................. 36

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

o     our ability to successfully market the products we acquire or license;

o whether or not our products are able to compete successfully with existing products and whether or not some or all of our products are rendered obsolete by newer products;

o our ability to continue to find and acquire/license patented, clinically tested natural products with demonstrated competitive advantages;

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

      We distribute and market patented, all-natural, clinically-tested consumer healthcare products designed to reduce chronic ailments such as pain.. We believe that consumers are concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern western medicine. We believe that this concern will increase the demand for all-natural, clinically tested consumer healthcare products because all-natural products are generally considered to be safer and more effective against many chronic ailments than prescription pills and are more accessible to most consumers than prescription medications. The global market for chronic ailments is well in excess of $100 billion and is currently dominated by prescription drugs. The global market for natural products is currently estimated to be over $60 billion and growing rapidly.

      Swiss Medica, Inc., a Delaware corporation, was, prior to May 16, 2003, a holding company focused on acquiring, expanding and developing technology companies and we had no operations.

      As of May 16, 2003, we began to implement a new business plan pursuant to which we market and distribute proprietary, all-natural, clinically tested consumer healthcare products, focused on chronic ailments. We retained a new management team to implement this new business plan. The global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs.

On May 16, 2003 we acquired certain assets, including US Patent #6,444,238B1, from General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we launched and currently are marketing and selling two pain relief formulations called "O24 Essential Pain Relief Neutralizer" and "O24 Fibromyalgia"("O24") in both Canada and the United States.

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

The following summarizes the acquisition of ADBSI:


Assets acquired                                                         196,637
Goodwill                                                                500,000
                                                                      ---------
Total purchase Price                                                  $ 696,637
                                                                      ---------


Issuance of 2,105,263 shares of common stock                          $ 600,000
Cash paid                                                             $  96,637
                                                                      ---------

Total purchase Price                                                  $ 696,637
                                                                      =========

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

      ADBSI's assets include North American licenses to US Patents 5,612,320, 5,760,014, Reissue Application No. 09/153,724, US Patent Application 10/158,839, and Canadian Patent No. 2,179,746, an exclusive license to, among other things, develop and market patented and proprietary PMS Escape product pursuant to the Patent License Agreement. This royalty-bearing exclusive license gives ADBSI rights to use, manufacture and distribute the PMS Escape product or any other product developed from certain patent rights licensed to Back Bay in the United States and Canada.

      The first products emanating from Anti-Depression BioHealth Solutions Inc., is PMS Escape(R) which is the first clinically proven over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). PMS Escape(R) will address a condition that affects over 27 million women in the US alone, representing a $2+ billion market. PMS Escape(R) is a 100% drug-free, all-natural, pleasant tasting powdered drink mix that contains a proprietary blend of carbohydrates and other nutrients designed for quick absorption and long duration. PMS Escape(R) works naturally with the body to raise Serotonin levels in the brain for an extended period of about four to five hours. PMS Escape(R) has been subjected to rigorous testing in three clinical studies at Harvard's Mass General Hospital, Duke University, and the University of Pennsylvania. The studies all revealed that the product is both safe and effective in treating PMS symptoms. Results have been published in the American Journal of Obstetrics and Gynecology.

      We will continue to look for quality proprietary, natural consumer healthcare products to license and/or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, the Internet, and via healthcare professionals.

      To date during 2005 and early 2006, we have further expanded the distribution of O24 Essential Oil Pain Neutralizer, O24 Fibromyalgia and PMS Escape into major retail outlets in the United States and Canada as well as into Mexico and Turkey.

      We currently have 17 individuals who render services to us for our day-to-day operations.

      Our principal executive offices are located at 53 Yonge Street, Third Floor, Toronto, Ontario, Canada M5E 1J3. Our telephone number is (416) 868-0202 and our website address is www.swissmedica.com.

History and Company Development

      The Company was originally incorporated on March 11, 1980 as Associated Medical Devices, Inc., under the laws of Nevada for the development and marketing of various devices. Due to the non-payment of required fees and filing of required reports, the Company forfeited its corporate charter during 1986 and was revived in February 1995.

      Pursuant to an Acquisition Agreement dated July 1, 1999 and finally executed on October 20, 1999, John F. Huguet ("Huguet") and Gold Crown Holdings Limited, a British Virgin Islands corporation ("Gold Crown"), acquired 4,968,000 restricted shares of the Company's common stock, comprising approximately 85% of the Company's issued and outstanding Shares, in exchange for 100% of the issued and outstanding common stock of Euro American Business Group, Inc., a New York corporation owned by Huguet and Gold Crown. Contemporaneously thereto, Huguet and Gold Crown purchased 25,000 shares of Registrant's common stock from Glenn
A. Little, a director of the Company for $200,000. In anticipation of the execution of the above agreement, on October 7, 1999, the directors of the Company tendered their resignations as directors of the Company and appointed new directors and officers.

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

Business Strategy

      Swiss Medica is focused on commercializing proprietary, effective, safe and natural products that address chronic ailments such as, chronic pain and depression. The products that Swiss Medica will commercialize will have the following attributes:

o     Patented and/or intellectual property,

o     Clinical and/or medical studies,

o     Over-the-counter, natural solutions for chronic ailments,

      Our goal is to bring natural, healthy, clinically-proven and proprietary products that address chronic ailments, into the mainstream food, drug and mass retail channels and out of their traditional market niche of specialty retailers.

Product Offerings

      Swiss Medica commercializes patented, clinically tested, all-natural, over-the-counter ("OTC") products that relieve chronic ailments, including pain and premenstrual syndrome.

      Swiss Medica's flagship product, the O24 Pain Neutralizer ("O24"), holds US Patent #6,444,238B1 and has been medically and clinically tested in Europe. The O24 pain relief solution has been recommended and praised for its fast-acting and long-lasting benefits by healthcare professionals and athletes in the United States, Canada and Europe.

      Swiss Medica has recently launched patented O24 Fibromyalgia pain reliever (US Patent #6,444,238B1). O24 Fibromyalgia is the first product specifically for Fibromyalgia that is available in national pharmacies and was clinically tested in a randomized double blind placebo controlled clinical trail. 88% of the patients who were using O24 reported mild to markedly better improvement on the 7-point Lanier rating scale, versus only 7% who were on the placebo. The results of the study were published in the January 2006 issue of Practical Pain Management.

      Swiss Medica also manufactures PMS Escape (US Patent #'s 5760014 and 5612320), and. was developed at Massachusetts Institute of Technology (MIT), and has undergone two multi-site, double blind, placebo controlled clinical studies performed at Harvard's Massachusetts General Hospital, Duke University, University of North Carolina, and the University of Pennsylvania, with the results published in the American Journal of Obstetrics and Gynecology. PMS Escape is a specially formulated group of carbohydrates, vitamins and minerals clinically proven to reduce changes in mood and appetite that women experience during the premenstrual period by working naturally with the body to increase serotonin levels in the brain.

      Swiss Medica's products are available in over 21,000 pharmacies in United States and Canada including Walgreen's, CVS, Rite-Aid, Shoppers Drug Mart and Wal-Mart Canada.

      O24 Essential Oil Pain Neutralizer and O24 Fibromyalgia comply with FDA regulations and can be sold in the United States pursuant to an FDA monograph.

      PMS Escape is marketed and sold under the Food and Drug Administration Dietary Supplement Health and Education Act (DSHEA) of 1994.

      We may also seek to acquire additional consumer healthcare products or companies that address other chronic health markets

Intellectual Property

      We own United States Patent Number 6,444,238 (issued September 3, 2002) which covers both O24(TM) Pain Neutralizer and O24(TM) Fibromyalgia products, and we have the North American exclusive license for PMS Escape (US Patent #'s 5760014 and 5612320) however, there is no assurance we will be able to obtain patent protection for any derivative uses of O24(TM), or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

Government Regulation

      In the United States, governmental agencies and extensive federal regulations regulate the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. In the United States, O24(TM) products are regulated by the Food and Drug Administration (FDA) with regards to safety and effectiveness of the product and the Federal Trade Commission (FTC) regulates how we advertise and market our products. Since O24(TM) is classified as a drug, it carries an FDA "monograph" (written description of the medication's properties and usages) enabling the Company to make certain efficacy claims. Swiss Medica is using an FDA designated laboratory, an FDA certified bottler and FDA certified manufacturer to ensure product compliance. PMS Escape is governed under the Food and Drug Administration DIETARY SUPPLEMENT HEALTH AND EDUCATION ACT (DSHEA) OF 1994. DSHEA governs the safety; provides guidelines for how literature is displayed where supplements are sold; provides for use of claims and nutritional support statements; monitors ingredient and nutrition labeling; and grants the FDA the authority to establish good manufacturing practice (GMP) regulations.

      O24(TM), PMS Escape and any other products we may manufacture or sell in the future are also subject to regulation in the United States by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. The laws, regulations and enforcement policies governing our products are relatively new and still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our products. We cannot at this time determine the extent to which FDA and other regulations will impact our business.

      There are similar regulatory bodies and regulations in Canada, and other countries in which we may decide to market, sell and distribute our products. In Canada, Health Canada controls over-the-counter drugs and a special application is needed for most national retailers. Health Canada regulates the safety, efficacy and permissible claims of certain products and their manufacturers/representatives. The Company is required to ensure that O24, PMS Escape and its other products are manufactured using Health Canada's Good Manufacturing Process ("GMP") guidelines. The recent Natural Health Product ("NHP") Act allows companies that sell nutraceutical products to make additional health benefit claims for products that comply with the regulations and monographs.

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

Sales & Marketing

      Swiss Medica sells O24(TM) and intends to sell its other products through various distribution channels including mass-food and drug retail outlets, international sales and through professional sales organizations. The Company intends to support O24(TM) and its other products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.

Competition

      The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

o     functionality;

o     quality of merchandise;

o     discounts and rewards;

o     brand recognition;

o     customer loyalty; and

o     price.

      While competition in the over-the-counter arthritis pain relief products market is highly fragmented, there are a few significant brand names that have managed to acquire the majority of retail shelf space. Some of these treatments are general pain relief tablets such as Aleve(TM) from Roche Laboratories (Germany: RO), Bayer(TM) from Bayer AG (NYSE:BAY), and Tylenol(TM) from Mc-Neil Consumer & Specialty Pharmaceuticals (a division of Johnson & Johnson, NVSE:JNJ). Additionally, in the topical analgesic or rub market in which O24 Pain Neutralizer and O24 Fibromyalgia compete, our competition includes Ben-Gay(TM) from Pfizer Inc. (NYSE:PFE), Joint-Ritis(TM) (privately held), Mineral Ice(TM) from Bristol-Myers Squibb Company (NYSE:BMY), and Icy Hot(TM) and related products by Chattem, Inc. (NASD:CHTT). In 2005, the topical pain relief market generated approximately $300 million in revenue.

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

      There were no funds expended on research and development during 2005, and $2,601 during the fiscal year ending December 31, 2004.

Dependence on one or more customer

As of December 31, 2005 the Company was on the shelves at national drug store chains such as Rite-Aid Corporation, Walgreens, CVS/Pharmacy and Shopper's Drug Mart.

For the year ended December 31, 2005, sales to five major customers accounted for 75% of our total sales

Employees

As of December 31, 2005 we had fifteen full-time employees. Of these employees, three were in sales, two were in accounting, two were in manufacturing, four were in customer care and logistics and four were in administration and general operations. We believe our relations with our employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

      We currently lease three offices, including our 1,800 square foot corporate headquarters located at 53 Yonge Street, 3rd Floor, Toronto, Ontario, and our West Coast office located at 890, 789 West Pender Street, Vancouver, British Columbia, which houses our sales operations. We lease these offices at market rates and our leases began on July 1, 2003 and June 25, 2003 respectively. We have not renewed the lease for 53 Yonge St, but pay on a monthly basis with a condition to provide three months termination notice. We have renewed the lease at 789 West Pender Street, which will continue until June 30, 2006, with an option to renew for an additional five years. We also lease office space at 1110 East Collins Blvd., Suite 132, Richardson, Texas which commenced April 1, 2005. This facility houses our production and development staff and will expire on April 1, 2009.

      We have warehouse and logistic facilities in Alliance, Texas with UPS Supply Chain Solutions and also in Toronto, Ontario with Mayfield Solutions Inc,

ITEM 3. LEGAL PROCEEDINGS

      Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 27, 2005, the Registrant's Board of Directors and stockholders holding 58% of the outstanding voting stock approved resolutions to increase the total number of authorized shares of the Corporation's capital stock from 160,000,000 to 215,000,000 as follows: (1) increase the authorized number of shares of Class A Common Stock from 100,000,000 to 200,000,000 and (2) to decrease the authorized number of shares of Class B Common Stock from 50,000,000 to 5,000,000. The Registrant intends to file an amendment to its certificate of incorporation to effect this modification of the authorized number of shares after filing a preliminary Information Statement on Schedule 14C with the SEC and distributing a definitive Information Statement on Schedule 14C to its stockholders.

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

      2005                        High Bid                    Low Bid
      ----                        --------                    -------
      First Quarter                 $0.46                      $0.25
      Second Quarter                $0.39                      $0.22
      Third Quarter                 $0.30                      $0.18
      Fourth Quarter                $0.23                      $0.12

      2004                        High Bid                    Low Bid
      ----                        --------                    -------
      First Quarter                 $0.39                      $0.17
      Second Quarter                $0.40                      $0.10
      Third Quarter                 $0.14                      $0.06
      Fourth Quarter                $0.38                      $0.08

      As of March 28, 2006, there were approximately 2,705 holders of record of our Class A common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

      Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.

Recent Sales of Unregistered Securities

      In October 2005 we issued 100,000 Class A Common Shares for services rendered by certain consultants and 150,000 Class A Common Shares for interest charges related to financing fees. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

      In November 2005 we issued 50,000 Class A Common Shares for services rendered by certain consultants. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

      During December 2005 we issued 1,316,173 Class A Common Shares for services rendered by certain consultants and officers, 388,802 Class A Common Shares for financing fees and 195,000 for interest charges related to financing fees. The securities were issued in reliance upon the exemption provided in
Section 4(2) of the Securities Act of 1933.

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

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Shares Based Payments" which is a revision of the FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro Forma disclosure is no longer an alternative. On April 4, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

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

      Research and Development

      The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Results of Operations

Overview

      We market and distribute proprietary, all-natural, clinically tested consumer healthcare products designed to enhance the well-being and health of individuals. We believe that consumers are deeply concerned about the management and cost of their health care and the expensive, chemical-based prescription drug approach predominant in modern medicine. We believe that this concern will increase the demand for all-natural, clinically tested consumer healthcare products because natural products are considered to be safer, more effective against many ailments and are more accessible than prescription medications. . The global market for chronic ailment products is in excess of $100 billion and is currently dominated by prescription, chemical based drugs.

      Prior to May 16, 2003 we were a holding company and we had no operations.

      We will continue to look for quality proprietary, natural consumer healthcare products to license and, or acquire. We plan to sell our products through multiple distribution channels including, via retail outlets, e-commerce, and via health care professionals.

      To date during 2005 and early 2006, we have further expanded the distribution of O24 Essential Oil Pain Neutralizer, O24 Fibromyalgia and PMS Escape primarily into major retail outlets in the United States and Canada, as well as professional offices in the United States and Canada, including doctors, chiropractors and clinics.

      We currently have 17 individuals who render services to us for our day-to-day operations.

Year ended December 31, 2005

      Swiss Medica began generating revenues in the third quarter of 2003. Prior to May 16 2003, we had no active operations. The following is a summary of financial information for the years ended December 31, 2005 and 2004:

                                                 Years ending December 31,
                                               -----------------------------
                                                   2005             2004
                                               ------------     ------------
Net Sales:                                     $  6,426,900     $    626,569
Cost of Sales:                                    1,322,334          119,798
                                               ------------     ------------

Gross Profit:                                     5,104,566          506,771
Gross Profit as % of Sales:                              79%              81%

Operating expenses:
          Research & Development expenses:             --              2,602
          Marketing & Promotions*                 4,235,356        1,730,109
          General & administrative expenses*      5,807,769        5,823,633
          Depreciation and amortization:            193,449          195,732
                                               ------------     ------------
Total operating expenses:                        10,236,574        7,752,076
                                               ------------     ------------
Loss from operations:                             5,132,008        7,245,305

Interest expense:                                  (269,158)          (5,567)
                                               ------------     ------------
Net loss:                                      $  5,401,166     $  7,250,872
                                               ------------     ------------
Loss per Common Share:                         $       0.06     $       0.14

* Include Stock & Warrant based compensation to Consultants, Professional Advisors , Directors and Officers, totaled $746,926 for the year ending December 31, 2005 and $2,952,806 for the year ending December 31, 2004

Sales

      Our revenues from operations for the years ended December 31, 2005 and 2004 were $6,426,900 and $626,569 respectively. For the year ending December 31, 2005, sales were generated predominately from American and Canadian retail pharmacies totaling approximately $5,468,129:

      2005 sales by region:
           North America:       $5,468,129
           International:          958,771
                                ----------
                       Total:   $6,426,900
                                ==========

      Cost of Sales and Gross Profit

      Our cost of sales for the years ended December 31, 2005 and 2004 were $1,322,334 and $119,798, respectively.Our gross profit percentage decline slightly to 79% for 2005 as compared to 81% for 2004. We anticipate 2006 gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue. It should be noted that the raw materials used in the O24 product formulation are all commodities and prices may vary significantly, causing fluctuations in our profit margins.

      Research and Development

      There were no funds expended on research and development during 2005, and $2,602 during the fiscal year ending December 31, 2004. We do not anticipate any major research and development costs during fiscal year ending December 31, 2006.

      Selling, General and Administrative Expenses

      The Company's selling, general and administartive expenses increased to $10,043,125 from $7,553,742 for the years ended December 31, 2005 and 2004, respectively. Selling general and administrative expenses increased primarily as a result of additional marketing and promotional expenses.

      A summary of our 2005 Selling, General and Administrative costs is as follows:

      Marketing and promotion expense for the year ending December 31, 2005 totaled $4,235,356:

            Marketing and promotion expense U.S.A.:   $3,250,698
            Marketing and promotion expense Canada:      984,658
                                                      ----------
                                                      $4,235,356

      Stock based compensation to Consultants, Professional Advisors, Directors and Officers, totaled $746,926 ($2,952,806 for 2004). Stock based compensation was granted to recruit and compensate executives, directors, legal advisors, marketing, promotion, business and development advisors.

      Cash based compensation was paid to our staff of seventeen full-time employees, consulting fees for outside directors, legal advisors and marketing consultants.

      Other  selling,   general  and  administrative  costs  include,   investor
relations fees, insurance, finance fees, travel, rent and other office expenses relating to three offices.

      Depreciation & Amortization

      The Company's depreciation and amortization decreased to $193,449 from $195,732 for the years ended December 31, 2005 and 2004, respectively. During the year ending December 31, 2005 amortization expense of $150,544 were incurred related to intangible assets acquired from the General Cosmetics Corporation acquisition, and depeciation expense $42,905 were incurred related to tangible assets in our Dallas and Toronto offices.

      Interest Expense

      Interest expenses of $269,158 were incurred during the year ending December 31, 2005 ($5,567 for 2004) and relate to interest paid on promissory notes and redeemable debentures.

Liquidity and Capital Resources

      As of December 31, 2005, we had a working capital surplus of $935,598 as a result of financing activities. During the year ended December 31, 2005 and 2004, we had negative operating cash flow of $7,307,767 and $3,079,443, respectively. During the year ended December 31, 2005 and 2004, we had used cash for investing operations of $522,092 and $5,630, respectively.

      During the year ended December 31, 2005 we met our cash requirements through the private placement of:

      o     20,556,500   shares  of  common   stock  in  exchange  for  warrants
            exercised, generating $4,872,200

      o 280,000 shares of common stock in exchange for options exercised, generating $28,000 and promissory note advances of $1,844,800 from secured and unsecured, and third parties.

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

      Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2005, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

In March 2005 the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Assets Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of conditional assets retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

      In May 2005 the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective applications of a change in accounting principle be limited to direct effects of the change. Indirect effects of a change in accounting principal such as change in non-discretionary profit sharing payments resulting from accounting change should be recognized in a period of accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principal. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

      On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for a whole (eliminating the need to bifurcate the derivatives from its host) if the holder elects to account for the whole instrument on affair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.



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

WE HAVE LIMITED OPERATING HISTORY AND WE MAY BE UNSUCCESSFUL

      We have been engaged in our current business for approximately less than three years. Accordingly, we have a limited operating history . We cannot be certain that our business will be successful or that we will generate significant revenues.

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

      Our executive officers and directors (and their affiliates), in the aggregate, own approximately 10% of our outstanding Class A common stock, and a substantial majority (approximately 18%) of our outstanding voting stock. There is currently an aggregate of 100,062,892 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

      The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 products, and have North American licenses to US Patents #'s 5760014 and 5612320 for our PMS Escape product. However, we may not be able to obtain patent protection for any derivative uses of O24 and/or PMS Escape or for any other products we may later acquire or develop. We also cannot assure you that we will be able to obtain foreign patents to protect our products.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

      Sales of shares of our Class A common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 99,248,898 shares of Class A common stock outstanding as of March 28, 2006, 79,054,415 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 20,194,483 shares of Class A common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may currently be resold under Rule 144.

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

      Broker/dealers, dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors and Executive Officers

      The following table sets forth certain information regarding our directors and executive officers.

       Name               Age                   Title
----------------------   -----  ------------------------------------------------
Raghunath Kilambi         40    Chief Executive Officer and Director
Grant Johnson             46    President, Chief Operating Officer and Director
Bruce Fairbairn           53    Chief Financial Officer
Ronald Springer           53    Director
Sam Halim                 42    Director
Charles Orr               62    Director
Azim Fancy                64    Director
Bryson Farrill            77    Director

      There are no family relationships among any of the directors or officers of the Company.

Business Experience

      Raghunath Kilambi has served and is currently serving as our Chief Executive Officer, and a Director since May 2003. Prior to launching Swiss Medica, Mr. Kilambi served as a general partner of Rubicon Investment Group, a Canada-based merchant banking firm between January 2001 and May 2003. Between 1998 and 2000, Mr. Kilambi was CFO and Director of FutureLink Corp., a California based application service provider. Mr. Kilambi is also currently a director of private companies; Rubicon Investment Group, Inc and Broker Processing Service Inc. Prior to Future Link, Mr. Kilambi was a principal at New Economy Capital from 1993 to 1998 and worked at Canada Starch Company from 1990 to 1993. Mr. Kilambi began his career with Touche Ross & Co. and is a Chartered Accountant holding a Bachelor of Commerce and a Graduate Diploma in Public Accounting from McGill University, in Montreal, Canada.

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

      Bryson Farrill serves as Chairman and Director of Swiss Medica Inc. since July 2002 Mr. Farrill has been a Financial Consultant for the past five years most recently acting as a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England. Previously, he was a Member of the New York Stock Exchange and held various senior and executive-level positions at McLeod Young Weir and Mcleod Young Weir International (now Scotia McLeod). Mr. Farrill currently serves on the boards of directors of several leading public companies, including Power Technology, Inc., a designer and manufacturer of laser diodes (OTC:PWTC), Devine Entertainment, a media entertainment company (PK:DVNNF), Crowflight Minerals Inc., a mining and exploration company (TSX:CML), Neutron Enterprises, Inc., a custom manufacturer of LED displays for digital video applications (OTC:NTRN). He is also a director of a private company called Belgravia Financial Services Limited, a real estate investment company.

      Azim Fancy serves as a Director. Mr. Fancy has been President and owner of a real estate developer, Daulat Investments Limited since 1985. Prior to this, Mr. Fancy has held a variety of senior level positions, including Chairman and Owner, International Trading and Sales, Inc. (1977-1985), Chairman and Owner, Pan Atlantic Paper Inc. (1977-1985), and previously President, Orient Pacific Agencies Ltd., an arm of Gulf Group of Companies of London, England.

      Sam Halim has served as a Director since February 20, 2006. Mr. Halim is a trained physician and has over 15 years of business experience in the healthcare, financial services and real estate industries. Mr. Halim founded, acquired and managed Pinnacle Healthcare Technologies a company that operated multiple medical service facilities in Florida, which he sold in February 2002. Mr. Halim has served as a manager of Associated Property Group LLC, a real estate acquisition, management and development company. Mr. Halim has served as an advisory member of GPE, Inc., a company that offers marketing and consulting services to technology and financial institutional service providers. He also serves as a strategic director and a member of H & S LLC, a company managing the removal and destruction of digital data. Mr. Halim recently launched North American Physicians Inc. in February 2006 to distribute Swiss Medica's OTC products to the healthcare industry. Mr. Halim studied at University of Cairo Medical School (in association with University of London), New Jersey School of Osteopathic Medicine and Columbia University.

      Charles Orr has served as a Director since June 29, 2005. From June 1993 through September 2000, Mr. Orr served as President and CEO, Shaklee Corporation. Since October 2000, he has served as an independent director or advisor to many public and private companies. From February 1994 through September 2001 he was a director of Provident Mutual Life Insurance Company and has been a director of The Direct Selling Education Foundation since June 2001. He has also been a director of Zero Technology and La Ronda Cellars. He has also been a director of Herbalife (NYSE: HLF) since August 2002. Mr. Orr holds an M.B.A. from the University of Connecticut and a B.A. in Psychology from Wesleyan University.

      Ronald Springer has served as a Director since May 2003. Mr. Springer has been the President and CEO of General Cosmetics Corporation since 1993. Prior to building General Cosmetics, he founded several other companies, including Heaven from Earth Corp., Ceo-Capital Corp, Global Capital Security Inc., Limardo Productions, ISB Overseas GmbH and Doitsu Shinpo. He has served as the Chief Executive Officer of Floravera Medical Center and Spa since June 2001. He also held positions at Esarco LTD. and Hynolds Ltd.

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

Director Compensation

      Two of our Directors are also employees and do not receive separate board compensation. Four of our remaining five directors each accrue a fee of $3,000 per month, plus any related expenses incurred, and the fifth Director (also Chairman of our Board) accrues a fee of $5,000 per month, plus any related expenses incurred.

Audit Committee

      The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the section of the Company's independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the auditors, services provided by the auditors and the Company's accounting practices. The members include Azim Fancy, Bryson Farrill and Charles Orr.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: none of the current officers and directors except Charles Orr, Grant Johnson and Bruce Fairbairn have filed a Form 3 yet.

ITEM 10. EXECUTIVE COMPENSATION

      During the 2005 fiscal year, Mr. Raghunath Kilambi, our Chief Executive Officer and Grant Johnson, our President and Chief Operating Officer and Bruce Fairbairn were the only executive officers receiving compensation of at least $100,000 per year.

      The following table sets forth information as to the compensation paid or accrued to Mr. Kilambi, our Chief Executive Officer and Mr. Johnson, our President, Chief Operating Officer and Bruce Fairbairn, our Chief Financial Officer::

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                   ----------------------------------  ---------------------------------------------------------
                                                                                   AWARDS                     PAYOUTS
                                                                       ---------------------------------------------------------
                                                         Other Annual     Restricted    Securities                    All Other
                                     Salary      Bonus   Compensation    Stock Awards   Underlying     LTIP Payout  Compensation
Name and Principal Position   Year     ($)        ($)         ($)             ($)      Options/SARs        ($)           ($)
--------------------------------------------------------------------------------------------------------------------------------
Raghunath Kilambi, Chief      2005   $145,000                                  0             --             0             0
Executive Officer, and        2004   $ 46,000   $ 30,000   $ 26,000*           0             --             0             0
Director
--------------------------------------------------------------------------------------------------------------------------------
Grant Johnson, President,     2005   $135,000          0                       0             --             0             0
Chief Operating Officer and   2004   $ 60,000          0   $111,800**          0             --             0             0
Director
--------------------------------------------------------------------------------------------------------------------------------
Bruce Fairbairn               2005   $120,000          0
Chief Financial Officer       2004   $ 22,400          0   $ 61,750***         0        175,000             0             0
--------------------------------------------------------------------------------------------------------------------------------

* Includes stock awards of 154,762 Class A Common Shares issued to Mr. Kilambi in lieu of salary; and 214,258 Class A Common Shares issued as compensation.

** Includes stock awards of 1,120,000 Class A Common Shares issued to Mr. Johnson with a fair market value of $0.09 per share.

*** Includes stock awards of 25,000, 200,000 and 150,000 Class A Common Shares with a then fair market value of $0.25, $0.21 and $0.09, respectively.

      We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

Employment Agreements

      There are no employment contracts currently in place for our senior management.

Stock Options and Stock Appreciation Rights

     At October 10, 2004 ("Grant Date"), we granted to the following named executive officers and directors, options to purchase the following shares of our Class A Common Stock at $0.10 per share.

                                                                Vesting
                                         Class A              Commencement
           Officer/Director           Common Shares              Date
          ----------------------     ---------------        ------------------
          Raghunath Kilambi             880,000             May 31, 2003
          Grant Johnson                 880,000             May 31, 2003
          Ronald Springer                80,000             May 31, 2003
          Bryson Farrill                200,000             August 1, 2003
          Azim Fancy                     80,000             October 1, 2003
          Bruce Fairbairn               175,000             May 31, 2003

     These options expire on October 10, 2009. The options become exercisable over a two-year period from the vesting commencement date; provided, however, that no option would be exercisable prior to October 6, 2005.

     No other stock options or other derivative stock-based rights were granted to any of the named executive officers during the 2005 fiscal year.

Aggregated Option Fiscal Year-End Value

     The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2005 fiscal year.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                                            Value of Unexercised
                    Number of Unexercised Options at            in-the-Money
                           Fiscal Year End (#)           Options at Fiscal Year End ($)
                   ---------------------------------   ---------------------------------
Name               Exercisable         Unexercisable   Exercisable         Unexercisable
------------------ -----------         -------------   -----------         -------------
Raghunath Kilambi    880,000              $ 0          $ 22,000(1)            $ 0
Grant Johnson        880,000                0            22,000(1)              0

Bruce Fairbairn      175,000                0             4,375(1)              0

(1) Based on a closing price of $0.125 per share of Class A common stock on December 31, 2005, minus exercise price of the unexercised options.

               Equity Compensation and Consultant Plan Information

------------------------------------------------------------------------------------------------------------------------------------
                                          Number of securities to be                                     Number of securities
                                          issued upon exercise of        Weighted average exercise       remaining available for
                                          outstanding options,           price of outstanding options    future issuance under the
Plan Category                             warrants and rights            warrants and rights             equity compensation plan
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans approved              3,130,000                           $0.11                           301,098(2)
by security holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                 13,004,675(1)                         $0.30                              (2)
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes warrants granted to consultants in exchange for services rendered.

(2) Equity securities may be issued under the Company's 2003 Equity Incentive Plan or the 2003 Consultant Stock Plan. Pursuant to the terms of the 2003 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses. Under the 2003 Consultant Stock Plan, awards may be granted to consultants in vested or unvested stock. As of December 31, 2005, there were an aggregate of 301,098 Common A Shares reserved for issuance under both plans.

2003 Equity Incentive Plan

      Our Board of Directors has approved the Swiss Medica, Inc. 2003 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. We had originally reserved 4,500,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock awards, bonuses or options will be granted, to designate the number of shares to be covered by each option or stock award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock award. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2005, we granted stock awards and bonuses equal to 4,198,902 shares of our Class A common stock under the Plan.

2003 Consultant Stock Plan

      Our Board of Directors has also approved the 2003 Consultant Stock Plan which permits us to grant, for a ten year period, stock issuances subject to vesting provisions, or "unvested stock" or stock awards without such restrictions. We had originally reserved 6,000,000 shares of our Class A common stock for issuance to consultants under the Consultant Plan. The Consultant Plan is administered by the Board of Directors. As the administrator of the Consultant Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Consultant Plan, to select persons to whom stock awards or unvested stock will be granted, to designate the number of shares to be covered by each stock issuance, to specify the type of consideration to be paid, and to establish all other terms and conditions of each stock issuance. As of December 31, 2005, we granted stock awards (all vested) equal to 6,000,000 shares of our Class A common stock under the Consultant Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The following table sets forth certain information as of March 28, 2006 with respect to the beneficial ownership of the Company's Common Stock prior to this Offering, by (i) each person who beneficially owns more than 5% of our voting securities; (ii) each Director; (iii) each Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of our voting securities, have sole voting and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon conversion of shares of Series Common Stock. As of March 28, 2006, the Company's issued and outstanding capital stock consisted of 101,248,898 shares of Common Stock, including 99,248,898 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock.

                                                                                                                 Percent of
                                                            Total                       Total                 Shares of Class A
                                                  Outstanding Class A Common  Outstanding Class B Common        and Class B
Name and Address                                      Stock Beneficially          Stock Beneficially      Common Stock Beneficially
of Beneficial Owner(1)(2)                                    Owned                      Owned                     Owned
------------------------------------------------  --------------------------- --------------------------  -------------------------
Raghunath Kilambi Chief Executive Officer, and
Director (3)                                               2,664,451                  2,000,000                    11.6%
Grant Johnson, President, Chief Operating
Officer and Director                                       5,391,870                       --                       4.9%
Bruce Fairbairn, Chief Financial Officer (4)                 785,000                       --                       0.7%
Azim Fancy, Director (5)                                     566,860                       --                       0.5%
Bryson Farrill, Chairman (6)                               1,100,000                       --                       1.0%
Ronald Springer, Director (7)                              1,080,000                       --                       1.0%
Charles Orr                                                  414,565                                                0.4%
Sam Halim (8)                                                429,923                                                0.4%
Alpha Capital Aktiengesellschaft(9)                        7,677,000(10)                                            6.9%

All directors and officers as a group (7 persons)         12,432,669                  2,000,000                    20.5%

----------

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

(3) Each Class B Share is entitled to vote as 50 shares of Class A Common Stock, and may be converted to Class A Common Stock at a ratio of 5:1.

(4) Includes shares underlying options to purchase 175,000 shares of common stock.

(5) Includes shares underlying options to pruchase 80,000 shares of common stock.

(6) Includes shares underlying options to purchase 200,000 shares of common stock.

(7) Includes 1,000,000 Class A Shares owned by General Cosmetics Corporation, a corporation controlled by Ronald Springer and shares underlying options to purchase 80,000 shares of common stock.

(8) Includes 54,923 shares held by North American Physicians Inc., a company controlled by Mr. Halim.

(9) The address for Alpha Capital is 300 Esplanade Drive, suite 1950, Oxnard, California, 93036

(10) Includes 1,562,500 Warrants with an exercise price of $0.20 per share, and 1,562,500 Warrants outstanding with an exercise price of $0.30 per share all exercisable within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2005, we entered into a distribution arrangement with North American Physicians Inc. for purchase and resale of $279,840 in Swiss Medica products. North American Professional Inc. is controlled by Mr. Sam Halim, who joined the Board of Directors of Swiss Medica, Inc.on February 20, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description of Exhibit

2.1 Agreement for Purchase and Sale of Stock between Goldcrown Holdings Ltd. and Oxford Capital Group dated as of January 10, 2000. (1)

2.2 Agreement for Purchase and Sale of Stock between Bodet Ltd. and Oxford Capital Group dated as of January 10, 2000. (1)

2.3.           Acquisition  Agreement between Associated  Medical Devices,  Inc.
               and Euro American Business Group, Inc. dated July 1, 1999.(2)

2.4 Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001.(3)

2.5 Asset Purchase Agreement dated as of March 31, 2003, by and among Global Path Incorporated, Swiss Medica, Inc, General Cosmetics Corporation, and the shareholder of General Cosmetics named therein. (4)

2.6 Agreement and Plan of Acquisition, dated March 31, 2005, by and between the Registrant, Anti-Depression BioHealth Solutions, Inc. and UTEK Corporation. (14)

3.1            Certificate of Incorporation, as amended.(3)

3.2            Bylaws of Swiss Medica, Inc (5)

3.3            Certificate of Incorporation, as amended.(17)

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

10.18 Security Agreement between Swiss Medica, Inc. and Strategic Equity Corp. dated December 6, 2004 (11)

10.19 Security Agreement Amendment between Swiss Medica, Inc. and Strategic Equity Corp. dated December 7, 2004 (11)

10.20 Secured Promissory Note issued to Strategic Equity Corp., dated December 6, 2004 (11)

10.21 Secured Promissory Note issued to Strategic Equity Corp., dated December 7, 2004 (11)

10.22 Secured Promissory Note issued to Strategic Equity Corp., dated January 3, 2005 (13)

10.23 Secured Promissory Note issued to Double U Master Fund, LLP., dated June 20, 2005 (15)

10.24 Class B Common Stock Conversion Agreement with Raghunath Kilambi, dated June 28, 2005 (16)

10.25 Resolution approved to increase the total number of authorized shares of the Corporation's capital stock (16)

10.26 Secured Promissory Note issued to Strategic Equity Corp., dated October 28, 2005 (17)

10.27 Secured Promissory Note issued to Reid and Partners 1 Inc., dated December 23, 2005 (18)

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

(11) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on February 14, 2004.

(12) Incorporated by reference from the Company's Form 8-K filed on December 29, 2004.

(13) Incorporated by reference from the Company's Form 8-K filed on January 20, 2005.

(14) Incorporated by reference to the registrant's Form 8-K filed on April 6, 2005.

(15) Incorporated by reference to the registrant's Form 8-K filed on June 24, 2005.

(16) Incorporated by reference to the registrant's Form 8-K filed on June 28, 2005.

(17) Incorporated by reference to the registrant's Form 8-K filed on November 18, 2005. (18) Incorporated by reference to the registrant's Form 8-K filed on January 30, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                December 31, 2005      December 31, 2004
                                -----------------      -----------------

(i)      Audit Fees                 $ 73,500                 $ 44,250
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

      TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

      ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      The Company currently has a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2006.

                                              SWISS MEDICA, INC.

                                              By:  /s/ Raghunath Kilambi
                                                   ------------------------
                                                   Raghunath Kilambi,
                                                   Chief Executive Officer

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

    Signature                            Title                    Date
    ---------                            -----                    ----

/s/Raghunath Kilambi       Chief Executive Officer           March 28 , 2006
-----------------------    and Director
Raghunath Kilambi

/s/Grant Johnson           President, Chief Operating        March 28, 2006
-----------------------    Officer and Director
Grant Johnson

/s/Bruce Fairbairn         Chief Financial Officer           March 28, 2006
-----------------------
Bruce Fairbairn

/s/Bryson Farrill          Chairman, Director                March 28, 2006
-----------------------
Bryson Farrill

/s/Ronald Springer         Director                          March 28, 2006
-----------------------
Ronald Springer

/s/Azim Fancy              Director                          March 28, 2006
-----------------------
Azim Fancy

/s/Charles Orr             Director                          March 28, 2006
-----------------------
Charles

/s/Sam Halim               Director                          March 28, 2006
-----------------------
Sam Halim

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 and 2004

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                               SWISS MEDICA, INC.

                               SWISS MEDICA, INC.

                          Index to Financial Statements
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Registered Certified Public Accounting Firm            F-3
Financial Statements
        Consolidated Balance Sheets at December 31, 2005 and 2004            F-4
        Consolidated Statements of Losses for the years ended
        December 31, 2005 and 2004                                           F-5
        Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2005 and 2004                         F-6 - F-7
        Consolidated Statements of Cash Flows for the years ended
        December 31, 2005 and 2004                                     F-8 - F-9
        Notes to Consolidated Financial Statements                   F-10 - F-28

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Swiss Medica, Inc.
Toronto, Ontario

      We have audited the consolidated balance sheets of Swiss Medica, Inc. (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of losses, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


                                     /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                     -------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
March 24, 2006

                               SWISS MEDICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                                 2005            2004
                                                                              ------------    ------------
ASSETS:
Cash and cash equivalents                                                     $     45,700    $  1,630,559

Restricted cash                                                                    150,000            --

Accounts receivable, net of allowance for doubtful accounts of $29,625 and
$12,763 at December 31, 2005 and December 31, 2004, respectively                 2,932,893          60,412

Inventories (Note B)                                                             2,502,942         616,585

Prepaid expenses and other (Note I)                                                144,816          75,497
                                                                              ------------    ------------

Total current assets                                                             5,776,351       2,383,053

Property and equipment:  (Note D)

Property and equipment:                                                            329,837          54,382

Less: accumulated depreciation                                                      59,030          16,125
                                                                              ------------    ------------

Total property and equipment                                                       270,807          38,257

Other assets:
Intangible assets, net of accumulated amortization of $452,307 and $301,763
at  December 31, 2005 and 2004, respectively (Note C)                              307,442         457,987

Prepaid and other (Note I)                                                         204,480          22,798

Goodwill (Note C)                                                                  500,000            --
                                                                              ------------    ------------

Total other assets                                                               1,011,922         480,785

Total assets                                                                  $  7,059,080    $  2,902,095
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities (Note E)                             $  2,653,953    $  1,751,114

Convertible notes payable (Note F)                                                    --           500,000

Notes payable, current portion (Note F)                                          2,186,800         342,000
                                                                              ------------    ------------

Total current liabilities                                                        4,840,753       2,593,114

Accrued liabilities, long-term portion                                              14,463            --
Commitment and contingencies (Note L)                                                 --              --

Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
none issued at December 31, 2005 and 2004 (Note G)                                    --              --
Class A Common stock, par value $ .001 per share; 200,000,000 and
100,000,000 shares authorized at December 31, 2005 and 2004, respectively;
98,062,892 and 66,493,654 shares issued at December 31, 2005 and 2004,
respectively (Note G)                                                               98,063          66,494
Class B Common stock, par value $.001 per share; 5,000,000 and 50,000,000 shares authorized at December 31, 2005 and 2004, respectively; 2,000,000
shares issued at December 31, 2005 and  2004 (Note G)                                2,000           2,000

Additional paid-in capital                                                      33,893,323      26,628,843
Accumulated deficit                                                            (31,789,522)    (26,388,356)
                                                                              ------------    ------------

Total stockholders' equity                                                       2,203,864         308,981
Total liabilities and stockholders' equity                                    $  7,059,080    $  2,902,095
                                                                              ============    ============

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                   2005            2004
                                               ------------    ------------
Revenues, net                                  $  6,426,900    $    626,569

Cost of Sales                                     1,322,334         119,798
                                               ------------    ------------

Gross Profit                                      5,104,566         506,771

Operating Expenses:

Research and Development                               --             2,602

Selling, General and Administrative              10,043,125       7,553,742

Depreciation and Amortization (Note C and D)        193,449         195,732
                                               ------------    ------------

Total Operating Expenses                         10,236,574       7,752,076

Loss from Operations                             (5,132,008)     (7,245,305)

Interest Expense, net                              (269,158)         (5,567)

Provision for Income Taxes                             --              --
                                               ------------    ------------
Net Loss                                       $ (5,401,166)   $ (7,250,872)
                                               ============    ============

Loss per common share (basic and assuming
dilution)  (Note K)                            $      (0.06)   $      (0.14)
                                               ============    ============

Weighted average common shares outstanding       87,169,503      51,000,505
                                               ------------    ------------

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                            Class A Common Stock          Class B Common Stock
                                                                         ---------------------------   ---------------------------


                                                                            Shares        Amount          Shares         Amount
                                                                         ------------   ------------   ------------   ------------
Balance at January 1, 2004                                                 26,962,530   $     26,963      2,000,000   $      2,000
Common shares issued in exchange for services rendered
and prepaid service fees                                                   15,325,504         15,325           --             --
Common shares issued in exchange for cash, net of
costs and fees                                                             19,490,000         19,490           --             --
Common shares issued in exchange for warrants
exercised, net of costs and fees                                            4,673,750          4,674           --             --
Common shares issued in exchange for expenses paid by
shareholders                                                                   41,870             42           --             --
Warrants issued to consultants in exchange for
services rendered                                                                --             --             --             --
Net loss                                                                         --             --             --             --
                                                                         ------------   ------------   ------------   ------------
Balance at December 31, 2004                                               66,493,654   $     66,494      2,000,000   $      2,000
                                                                         ============   ============   ============   ============


                                                                         Additional
                                                                           Paid-in      Accumulated
                                                                           Capital         Deficit          Total
                                                                         ------------   ------------    ------------
Balance at January 1, 2004                                               $ 19,679,507   $(19,137,484)   $    570,986
Common shares issued in exchange for services rendered
and prepaid service fees                                                    2,679,980           --         2,695,305
Common shares issued in exchange for cash, net of
costs and fees                                                              2,867,010           --         2,886,500
Common shares issued in exchange for warrants
exercised, net of costs and fees                                            1,107,514           --         1,112,188
Common shares issued in exchange for expenses paid by
shareholders                                                                    7,332           --             7,374
Warrants issued to consultants in exchange for
services rendered                                                             287,500           --           287,500
Net loss                                                                         --       (7,250,872)     (7,250,872)
                                                                         ------------   ------------    ------------
Balance at December 31, 2004                                             $ 26,628,843   $(26,388,356)   $    308,981
                                                                         ============   ============    ============

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                             Class A Common Stock            Class B Common Stock
                                                          ---------------------------     ---------------------------


                                                             Shares        Amount            Shares         Amount
                                                          ------------   ------------     ------------   ------------

Balance carry forward                                       66,493,654    $     66,494       2,000,000   $      2,000
Common shares issued in exchange for warrants
exercised, net of costs and fees (Note H)                   20,556,500          20,556            --             --
Common shares issued in exchange for options
exercised, net of costs and fees (Note H)                      280,000             280            --             --
General Cosmetics canceled shares                             (250,000)           (250)           --             --
Common shares issued in exchange for services rendered       4,123,673           4,124            --             --
Common shares issued in exchange for financing expenses        388,802             389            --             --
Common shares issued in exchange for interest expenses
and deferred interest                                          465,000             465            --             --
Common shares issued in exchange for previously
incurred debt                                                3,900,000           3,900            --             --
Warrants issued in exchange for deferred interests                --              --              --             --
Common shares issued in connection with acquisition of
ADBSI (Note C)                                               2,105,263           2,105            --             --
Net loss                                                          --              --              --             --
                                                          ------------    ------------    ------------   ------------
Balance at December 31, 2005                                98,062,892    $     98,063       2,000,000   $      2,000
                                                          ============    ============    ============   ============

                                                         Additional
                                                            Paid-in      Accumulated
                                                            Capital         Deficit          Total
                                                          ------------   ------------    ------------

Balance carry forward                                     $ 26,628,844    $(26,388,356)   $    308,982
Common shares issued in exchange for warrants
exercised, net of costs and fees (Note H)                    4,851,644            --         4,872,200
Common shares issued in exchange for options
exercised, net of costs and fees (Note H)                       27,720            --            28,000
General Cosmetics canceled shares                             (167,250)           --          (167,500)
Common shares issued in exchange for services rendered         742,802            --           746,926
Common shares issued in exchange for financing expenses         49,611            --            50,000
Common shares issued in exchange for interest expenses
and deferred interest                                           78,540            --            79,005
Common shares issued in exchange for previously
incurred debt                                                1,039,100            --         1,043,000
Warrants issued in exchange for deferred interests              44,417            --            44,417
Common shares issued in connection with acquisition of
ADBSI (Note C)                                                 597,895            --           600,000
Net loss                                                          --        (5,401,166)     (5,401,166)
                                                          ------------    ------------    ------------
Balance at December 31, 2005                              $ 33,893,323    $(31,789,522)   $  2,203,864
                                                          ============    ============    ============

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004

                                                                                         2005            2004
                                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                                              $(5,401,166)   $(7,250,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for sales returns and allowances                                                   --           (5,601)

Common stock issued in exchange for services rendered (Note G)                            746,926      2,665,306

Common stock issued in exchange for financing expenses (Note G)                            50,000           --
Cancellation of common stock issued in prior year in connection with acquisition of
research and development costs (Note G)                                                  (167,500)          --

Common stock issued in exchange for expenses paid by shareholders (Note G)                   --            7,374

Amortization of warrant issued in exchange for deferred financing costs (Note F)            5,069
Common stock issued in exchange for interest expense and amortization of interest
deferred interest (Note G)                                                                 48,045

Warrants issued in exchange for services (Note H)                                            --          287,500

Depreciation and amortization (Note C and D)                                              193,449        195,732

Changes in operating assets and liabilities:

Decrease in prepaid expenses                                                               74,933         85,393

(Increase) decrease in accounts receivable                                             (2,872,481)        48,206

(Increase) in inventories                                                              (1,879,721)      (608,528)

(Increase) in deposits and other assets                                                   (65,623)       (67,379)

(Decrease) in cash disbursed in excess of available funds                                    --           (3,102)

Increase in accounts payable and accrued liabilities                                    1,960,302      1,566,528
                                                                                      -----------    -----------

Net cash used in operating activities                                                  (7,307,767)    (3,079,443)

Cash flows from investing activities:

Restricted cash - term deposit                                                           (150,000)          --

Net cash paid for acquisition (Note C)                                                    (96,637)          --

Purchase of property and equipment (Note D)                                              (275,455)        (5,630)
                                                                                      -----------    -----------

Net cash used in investing activities                                                    (522,092)        (5,630)

Cash flows from financing activities:

Proceeds from notes payable (Note F)                                                    1,844,800        342,000

Proceeds from sale of common stock, net of costs and fees (Note G)                      4,900,200      3,998,688

Proceeds from (repayments to) convertible debentures (Note F)                            (500,000)       500,000

Proceeds from (repayments to) third party advances                                           --         (126,527)
                                                                                      -----------    -----------

Net cash provided by investing activities                                               6,245,000      4,714,161

Net increase (decrease) in cash and cash equivalents                                   (1,584,859)     1,629,088

Cash and cash equivalents at the beginning of the year                                  1,630,559          1,471
                                                                                      -----------    -----------
Cash and cash equivalents at the end of the year                                      $    45,700    $ 1,630,559
                                                                                      ===========    ===========

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the years ended December 31, 2005 and 2004

                                                                                          2005           2004
                                                                                      -----------    -----------
Supplemental Disclosures of Cash Flow Information:

Interest paid in cash                                                                 $   269,158    $      --

Income taxes paid in cash                                                                    --             --
Non-cash transactions:

Issuance of common stock in exchange for services (Note G)                                746,926      2,665,306

Common stock issued in exchange for deferred interest expense (Note G)                     40,505           --

Common stock issued in exchange for interest expenses (Note G)                             38,500           --

Issuance of common stock in exchange for financing expenses (Note G)                       50,000           --

Issuance of common stock in exchange for expenses paid by shareholders (Note G)              --            7,374
Cancellation of common stock issued in prior year in connection with acquisition of
research and development costs (Note G)                                                   167,500           --

Issuance of Class A common stock in exchange for previously incurred debt (Note G)      1,043,000           --

Warrants issued in exchange for deferred financing costs (Note F)                          44,417           --

Issuance of stock warrants in exchange for services (Note H)                                 --          287,500

Issuance of common stock in exchange for prepaid services fees (Note G)                      --           30,000

Common stock issued in connection with Acquisition of ADBSI                               600,000           --

           See accompanying notes to consolidated financial statements

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

On March 31, 2005, the Company entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement") with Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK"). All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As a result of the closing under the Acquisition Agreement on March 31, 2005, ADBSI became a wholly-owned subsidiary of the Company (see Note C).

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

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $3,759,785 and $809,789 for the years ended December 31, 2005 and 2004, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2005 and 2004, the Company's expenditures on research and product development were immaterial.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

The Company's primary office is located in Canada. However, the Company's management has determined to use US Dollar as its functional and reporting currency based upon consideration of economic and other factors. The books of record are consistently maintained in US Dollar. Accordingly, translation of functional currency into the reporting currency is obviated.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $5,401,166 and $7,250,872 for the year ended December 31, 2005 and 2004, respectively. The Company's current assets exceeded its current liabilities by $935,598 as of December 31, 2005.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $29,625 and $12,763 at December 31, 2005 and 2004, respectively.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                                           2005            2004
                                                                        -----------    -----------
Net loss - as reported                                                  $(5,401,166)   $(7,250,872)
Add:  Total stock based  employee  compensation  expense as reported
under  intrinsic value method (APB. No. 25)                                    --             --

Deduct:  Total stock based employee  compensation expense as reported
under fair value based method (SFAS No. 123)                               (226,570)          --

Net loss - Pro Forma                                                    $(5,627,736)   $(7,250,872)
                                                                        ===========    ===========
Net loss attributable to common stockholders - Pro forma                $(5,627,736)   $(7,250,872)
                                                                        ===========    ===========
Basic (and assuming dilution) loss per share - as reported              $     (0.06)   $     (0.14)
                                                                        ===========    ===========
Basic (and assuming dilution) loss per share - Pro forma                $     (0.06)   $     (0.14)
                                                                        ===========    ===========

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of December 31, 2005 and 2004 are as follows:

                                  2005                  2004
                               ----------            ----------
     Raw Materials             $  854,424            $  172,652
     Finished Goods             1,648,518               443,933
                               ----------            ----------
                               $2,502,942            $  616,585
                               ==========            ==========

NOTE C - BUSINESS COMBINATIONS

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

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE C - BUSINESS COMBINATIONS (Continued)

General Cosmetics Corporation. (Continued)

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2004 are:

                                                                                                           Weighted Average
                                     Gross Carrying       Accumulated                          Residual      Amortization
                                         Amount          Amortization             Net            Value       Period (Years)
                                        ---------          ---------           ---------       ----------  -----------------
Amortizable Intangible Assets:
Patents                                 $ 563,250          $(183,056)          $ 380,194          $  --            5.0
Customer Mailing Lists                     30,000             (9,750)             20,250             --            5.0
Trademarks                                 45,000            (14,625)             30,375             --            5.0
Non-compete agreements                    112,500            (91,406)             21,094             --            2.0
Other                                       9,000             (2,926)              6,074             --            5.0
                                        ---------          ---------           ---------          -----          ------
Total                                   $ 759,750          $(301,763)          $ 457,987          $  --            4.6
                                        =========          =========           =========          =====          ======

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2005 are:

                                                                                                           Weighted Average
                                     Gross Carrying       Accumulated                          Residual      Amortization
                                         Amount          Amortization             Net            Value       Period (Years)
                                        ---------          ---------           ---------       ----------  -----------------
Amortizable Intangible Assets:
Patents                                 $ 563,250          $(295,708)          $ 267,542          $    --            5.0
Customer Mailing Lists                     30,000            (15,750)             14,250               --            5.0
Trademarks                                 45,000            (23,625)             21,375               --            5.0
Non-compete agreements                    112,500           (112,500)                 --               --            2.0
Other                                       9,000             (4,725)              4,275               --            5.0
                                        ---------          ---------           ---------          -------          ------
Total                                   $ 759,750          $(452,308)          $ 307,442          $    --            4.6
                                        =========          =========           =========          =======          ======

Total amortization expense charged to operations for the year ended December 31, 2005 and 2004 were $150,545 and $185,701, respectively.

Estimated amortization expense as of December 31, 2005 is as follows:

           2006              $129,450
           2007               129,450
           2008                48,542
                             --------
           Total             $307,442
                             ========

Anti-Depression BioHealth Solutions, Inc.

On March 31, 2005, Swiss Medica, Inc., a Delaware corporation (the "Company"), Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK") entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement"). ADBSI was formed in March 2005, owned minimal assets ,had no liabilities and no business activities prior to this transaction. The acquisition of ADBSI was completed pursuant to the terms of the Acquisition Agreement and closed on March 31, 2005. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As a result of the closing under the Acquisition Agreement, ADBSI became a wholly-owned subsidiary of the Company.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE C - BUSINESS COMBINATIONS (Continued)

Anti-Depression BioHealth Solutions, Inc. (Continued)

The following summarizes the acquisition of ADBSI:

Assets acquired                                                $ 196,637
Goodwill                                                         500,000
                                                               ---------
Total purchase price                                           $ 696,637
                                                               =========

Issuance of 2,105,263 shares of common stock (Note G)          $ 600,000
Cash paid                                                         96,637
                                                               ---------
Total purchase price                                           $ 696,637
                                                               =========

The Company valued the common stock issued to the UTEK at $0.285 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase. The Company believes the acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for consolidation. At December 31, 2005, the goodwill value was tested for impairment using the discounted cash flow approach and the goodwill was determined to not be impaired.

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

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE D - PROPERTY AND EQUIPMENT

During the years ended December 31, 2005 and 2004, the Company also acquired furniture and equipment for its facilities in Texas and Toronto. Property and equipment are depreciated over their estimated useful life of 5 years. Property and equipment at December 31, 2005 and 2004 consists of the following:

                                                2005                2004
                                              ---------           ---------
  Office furniture and equipment              $ 329,837           $  54,382
  Accumulated depreciation                      (59,030)            (16,125)
                                              ---------           ---------
                                              $ 270,807           $  38,257
                                              =========           =========

Depreciation expense included as a charge to operations amounted to $42,905 and $10,031 for the year ended December 31, 2005 and 2004, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:
                                                2005                2004
                                              ----------          ----------
Accounts payable                              $2,600,196          $  529,694
Other accrued expenses                            53,757           1,191,420
Litigation (Note L)                                   --              30,000
                                              ----------          ----------
  Total                                       $2,653,953          $1,751,114
                                              ==========          ==========

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at December 31, 2005 and 2004 is as follows:

                                                                         December 31, 2005         December 31, 2004
                                                                         -----------------         -----------------
Notes payable to Strategic Equity Corp.; interest rate 24% per               $     --                   $237,000
annum; interest only payable monthly, maturity date is June 5,
2005. (a)

Notes payable to Strategic Equity Corp.; interest rate 24% per                621,600                         --
annum; interest only payable monthly, maturity date is June 5,
2006. (b)

Notes payable to Strategic Equity Corp.; interest rate 24% per                554,400                         --
annum; interest only payable monthly, maturity date is April 28,
2006. (c)

Notes payable to Double U Master Fund.; interest rate 24% per                 560,000                         --
annum; interest only payable monthly, maturity date is June 20,
2006. (d)

Notes payable to Double U Master Fund.; interest rate 24% per                 250,000                         --
annum; interest only payable monthly, maturity date is June 20,
2006. (e)


                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

(Continued)
                                                                         December 31, 2005     December 31, 2004
                                                                         -----------------     -----------------

Notes payable to Cigam Trust.; interest rate 18% per annum;                      50,000                    --
interest only payable monthly, maturity date is in June  2006. (f)

Notes payable to G. Feldbaum.; interest rate 18% per annum;                      50,000                    --
interest only payable monthly, maturity date is in June  2006. (f)

Notes payable to Goulet.; interest rate 20% per annum; interest                  84,000                    --
only payable monthly, maturity date is in February  2006. (h)

Notes payable on demand; interest rate 18% per annum; interest                   16,800                    --
only payable monthly. (i)

Notes payable to Strategic Equity Corp.; non-interest bearing, with $59,167 of principal due and payable on or before January 5,
2005, $9,167 on or before February 5, 2005, $9,167 on or before
March 5, 2005, $9,167 on or before April 5, 2005, $9,167 on or
before May 5, 2005, and $9,165 on or before June 5, 2005 (a)                         --               105,000

Convertible notes payable to Highgate House, LP and Montgomery
Equity Partners, LP; interest at 7% per annum, with a maturity date of 210 days from the issuance. The Company granted the
noteholder a security interest in substantially all of the
Company's assets.(g)                                                                 --               500,000
                                                                            -----------           -----------
Total                                                                         2,186,800               842,000
Less: current portion                                                        (2,186,800)             (842,000)
                                                                            -----------           -----------
Long term portion                                                           $        --           $        --
                                                                            ===========           ===========

a) Notes Payable: In December 2004, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $600,000 Canadian Dollar (CAD) (approximately $474,000 USD) of loans, in two equal installments of $300,000 CAD ($237,000 USD) with the first installment being delivered to the Company on or before December 7, 2004, and the second installment being delivered to the Company on or before January 3, 2005, and an additional $105,000 USD of loan proceeds being delivered to the Company on or before December 7, 2004. Pursuant to the Agreement, the Company issued to Strategic Equity warrants to purchase an aggregate of 350,000 shares of the Company's Class A common stock at $0.42 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the warrant issue date. As of March 31, 2005, the Company had issued to Strategic Equity three promissory notes, two in the amount of $300,000 CAD (approximately $237,000 USD) and the third in the amount of $105,000 USD. The first two promissory notes in the amount of $300,000 CAD each are interest only payable monthly at 24% per annum with the maturity dates on June 5, 2005. The promissory note in the amount of $105,000 USD is non-interest bearing, with $59,167 of principal due at January 5, 2005 and subsequent payments of $9,167 on or before February 5, 2005, $9,167 on or before March 5, 2005, $9,167 on or before April 5,
      2005, $9,167 on or before May 5, 2005, and $9,165 on or before June 5, 2005. The promissory notes are secured by the Company's assets. These notes were cancelled on June 5, 2005 and the Company and Strategic Equity Corp. entered into new note agreements as described in item (b).

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

b) Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600 USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.30 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. This note was cancelled on December 5, 2005 and replaced with a new note for the sum of $740,000 CAD (approximately $621,600 USD). Pursuant to the Agreement, the Company issued to Strategic Equity 70,000 warrants to purchase an aggregate of 70,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.14 which was the closing price of the Company's common stock on December 5, 2005. The Company valued the warrants granted in the amount of $9,177, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the year ended December 31, 2005, $1,311 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $740,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on June 5, 2006. The promissory note is secured by the Company's trade accounts receivable.

c) Notes Payable: On October 28, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $554,400 USD) being delivered to the Company on or before October 28, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 175,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.129 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The Company also issued to Strategic Equity 50,000 warrants to purchase an aggregate of 50,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on October 28, 2005. The Company valued the warrants granted in the amount of $5,590, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the year ended December 31, 2005, $1,966 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on October 28, 2006. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

d) Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note was secured by the Company's inventory and accounts receivable. This note was cancelled on December 20, 2005 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before December 20, 2005. Pursuant to the Agreement, the Company issued to U Master Fund warrants to purchase an aggregate of 250,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statements. The Company plans on filing its next Registration Statement in May or June 2006. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of
      5.50 years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on December 20, 2005. The Company valued the warrants granted in the amount of $29,650, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the year ended December 31, 2005, $1,792 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity dates on June 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.

e) Notes Payable: On December 20, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $250,000 being delivered to the Company on or before December 20, 2005. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity dates on June 20, 2006. The promissory note is secured by the Company's accounts receivable.

f) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Interest expense of $5,900 was charged to operations during the year ended December 31, 2005. The promissory notes each in the amount of $50,000 is interest only payable monthly at 15% per annum with the maturity dates on June 9, 2006 and June 12, 2006 respectively.

g) Convertible Notes Payable: On December 23, 2004, the Company entered into a Securities Purchase Agreement with Highgate House, LP ("Highgate") and Montgomery Equity Partners, LP ("Montgomery"). Pursuant to the Securities Purchase Agreement, the Company was to issue convertible-redeemable debentures to Highgate and Montgomery in the original principal amount of $1,000,000, collectively. The $1,000,000 was to be disbursed as follows:
      $500,000 was disbursed on December 28, 2004 (the "First Traunche") and $500,000 was to be disbursed within five days of the filing of a registration statement related to the shares issuable upon conversion of the convertible debentures ("Second Traunche"). As of December 31, 2004, immediately after the issuance of the convertible notes payable, the Company's management approved the termination of Securities Purchase Agreement with Highgate and Montgomery, and a Termination Agreement was finalized and entered into on January 19, 2005. At December 31, 2004, the Company had accrued $125,000 of financing charges in connection with the redemption of the convertible debentures. The Company also has included in its accrued liabilities of 250,000 common shares to be issued, valued at the fair market value of the Company's common stock at the date the management proved the Termination Agreement. The Securities Purchase Agreement was accordingly terminated without the Second Traunche being funded, and the First Traunche has been redeemed for $625,000 plus accrued interest in January 2005. The 250,000 shares of common stock were also issued in January 2005.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (Continued)

h) Notes Payable: On August 3, 2005, the Company entered into an Agreement for the sum of $100,000 Canadian Dollar (CAD) (approximately $84,000 USD) being delivered to the Company on or before August 3, 2005 respectively. The promissory note in the amount of $100,000 (CAD) is interest only payable monthly at 20% per annum with the maturity date on February 3, 2006. This note is unsecured. Subsequent to the date of the financial statements, this note was renewed and extended maturity date is in August 2006.

i) Demand Note: On July 5, 2005, the Company entered into an Agreement for the sum of $20,000 Canadian Dollar (CAD) (approximately $16,800 USD) being delivered to the Company on or before July 5, 2005 respectively. The promissory note in the amount of $20,000 (CAD) is interest only payable monthly at 18% per annum and is due upon demand. This note is unsecured.

NOTE G - CAPITAL STOCK

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

As of December 31, 2005 and 2004, the Company has no preferred stock issued and outstanding. The Company has 98,062,892 and 66,493,654 shares of Class A common stock issued and outstanding at December 31, 2005 and 2004, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at December 31, 2005 and 2004.

For the year ended December 31, 2004, the Company issued an aggregate of 15,325,504 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $2,665,306 and prepaid service fees of $30,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 19,490,000 shares of Class A common stock in exchange for $2,886,500 of proceeds, net of costs and fees. The Company issued an aggregate of 4,673,750 shares of Class A common stock in exchange for warrants exercised (Note H) at $0.16 to $0.25 per share for a total proceeds of $1,112,188, net of costs and fees. The Company issued an aggregate of 41,870 shares of Class A common stock in exchange for $7,374 of expenses paid by shareholders.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE G - CAPITAL STOCK (Continued)

For the year ended December 31, 2005, the Company issued an aggregate of 4,123,673 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $746,926. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 3,900,000 shares of Class A common stock in exchange for $1,043,000 of accrued liabilities. The Company issued an aggregate of 20,556,500 shares of Class A common stock in exchange for warrants exercised (Note H) at $0.16 to $0.30 per share for total gross proceeds of $4,872,200. The Company issued an aggregate of 388,802 shares of common stock in exchange for financing expense of $50,000 (Note F), and 465,000 shares of common stock in exchange for deferred interest and interest expense of $79,005 (Note F). Additionally, the Company issued an aggregate of 2,105,263 shares of Class A common stock, valued at $600,000, in connection with acquisition of ADBSI (Note C). The Company cancelled 250,000 shares of common stock issued in prior year in exchange for research and development costs in the amount of $167,500. The Company issued an aggregate of 280,000 shares of Class A common stock in exchange for options exercised (Note
H) at $0.10 per share.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of December 31, 2005, the conversion has not occurred.

NOTE H - OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company's Class A common stock.

                         Warrants Outstanding                                       Warrants Exercisable
                         --------------------                                       --------------------
                                      Weighted Average
                                          Remaining
                        Number        Contractual Life      Weighted Average        Number        Weighted Average
 Exercise Prices     Outstanding           (Years)           Exercise Price       Exercisable      Exercise Price
----------------     -----------      ----------------      ----------------      -----------      --------------
$   75.00                 8,675              1.01                 $   75.00            8,675          $   75.00
     0.42               350,000              3.93                      0.42          350,000               0.42
     0.30             5,625,000              1.25                      0.30        5,625,000               0.30
     0.20             7,021,000              1.55                      0.20        7,021,000               0.20
                     ----------          --------                 ---------       ----------          ---------
                     13,004,675              1.48                 $    0.30       13,004,675          $    0.30
                     ==========          ========                 =========       ==========          =========

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE H - OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                                                              Weighted
                                                                                                           Average Price
                                                                                     Number of Warrants       Per Share
                                                                                     ------------------       ---------
      Outstanding at December 31, 2003                                                      208,675           $   3.69
         Granted                                                                         31,796,250               0.30
         Exercised (Note G)                                                              (4,673,750)              0.24
         Canceled or expired                                                                     --              --
                                                                                        -----------           --------
      Outstanding at December 31, 2004                                                   27,331,175           $   0.34
                                                                                        ===========           ========
         Granted                                                                          6,495,000               0.30
         Exercised (Note G)                                                             (20,556,500)              0.24
         Canceled or expired                                                               (265,000)              0.25
                                                                                        -----------           --------
      Outstanding at December 31, 2005                                                   13,004,675           $   0.30
                                                                                        ===========           ========

The weighted-average fair value of warrants granted to non-employees during the years ended December 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                           2005                2004
                                                                       ------------       ---------------
      Significant assumptions (weighted-average):
         Risk-free interest rate at grant date                                  4.5%                 1.25%
         Expected stock price volatility                                        220%                   33%
         Expected dividend payout                                                --                    --
         Expected warrant life-years (a)                               1 to 5 years       0.78 to 5 years

      (a)The expected warrant life is based on contractual expiration dates.

During the year ended December 31, 2005 and 2004, the Company granted an aggregate of 6,495,000 and 29,652,500 warrants to investors in connection with debt and equity financing. The Company fair valued the warrants granted in connection with debt financing and accounted for as deferred financing costs. The deferred financing cost is amortized and charged to operations over the term of the note (Note F). The Company granted 2,143,750 compensatory warrants to an attorney and consultants in exchange for services during the years ended December 31, 2004. The amount of the expense charged to operations in connection with granting the compensatory warrants was $287,500 for the year ended December 31, 2004.

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors, provided that no stock options vested prior to October 6, 2005.

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE H - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

                         Options Outstanding                                        Options Exercisable
                         --------------------                                       --------------------
                                      Weighted Average
                                          Remaining
                        Number        Contractual Life      Weighted Average        Number        Weighted Average
 Exercise Prices     Outstanding           (Years)           Exercise Price       Exercisable      Exercise Price
----------------     -----------      ----------------      ----------------      -----------      --------------
$     0.10              2,961,098              3.77             $   0.10              2,763,049       $   0.10

      0.25                168,902              4.84                 0.25                     --             --
                       ----------          --------             --------          -------------       --------
                        3,130,000              3.83             $   0.11              2,763,049       $   0.10
                       ==========          ========             ========          =============       ========


Transactions involving stock options issued to employees and directors are summarized as follows:

                                                                         Weighted
                                                                       Average Price
                                                 Number of Options       Per Share
                                                    ----------           --------
          Outstanding at December 31, 2003                  --           $     --
             Granted                                 3,431,098               0.10
             Exercised                                      --                 --
             Canceled or expired                            --                 --
                                                    ----------           --------
          Outstanding at December 31, 2004           3,431,098           $   0.10
                                                    ==========           ========
             Granted                                   168,902               0.25
             Exercised (Note G)                       (280,000)              0.10
             Canceled or expired                      (190,000)              0.10
                                                    ----------           --------
          Outstanding at December 31, 2005           3,130,000           $   0.11
                                                    ==========           ========

The estimated value of the employee stock options vested during the year ended December 31, 2005 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.875%, a dividend yield of 0% and volatility of 115%. If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(5,627,736) and $(0.06), respectively, for the year ended December 31, 2005; and $(7,250,872) and $(0.14), respectively, for the year ended December 31, 2004.

NOTE I - PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets at December 31, 2005 and 2004 are as follows:

                                                                  2005              2004
                                                                --------          --------
          Prepaid Services Fees                                 $ 71,321          $ 30,000
          Prepaid Insurance                                       51,065            24,223

          License Agreement, net (Note C)                        106,250                --

          Deferred financing costs, net (Note F and G)            70,308                --
          Other prepaid expenses                                  50,352            44,072
                                                                --------          --------
          Total                                                 $349,296          $ 98,295
                                                                ========          ========

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $31,789,000 which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $11,126,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

          Non current:
             Net operating loss carryforward          $ 11,126,000

             Valuation allowance                       (11,126,000)
                                                      ------------
             Net deferred tax asset                   $         --
                                                      ============

NOTE K - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                                               2005                  2004
                                                                           ------------          ------------
          Net loss available for common shareholders                       $ (5,401,166)         $ (7,250,872)
                                                                           ============          ============
          Basic and fully diluted loss per share                           $      (0.06)         $      (0.14)
                                                                           ============          ============
          Weighted average common shares outstanding, as adjusted            87,169,503            51,000,505
                                                                           ============          ============

For the years  ended  December  31,  2005 and 2004,  12,897,474  and  10,347,571
potential shares, respectively, were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share. In November 2002 a one (1) for one hundred (100) reverse stock split of the Company's common stock was effected (See Note G). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE L - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse facilities on a four year lease basis in Richardson, Texas, expiring April 1, 2009. Monthly rents under the lease are $1694. The Company leases office space in Toronto, Canada on a quarterly basis at approximately $4,554 per month. The Company leases office space and warehouse facilities Vancouver, Canada, on a two-year lease expiring July 2006, at approximately $4,240 per month.

Rental expenses charged to operations during the year ended December 31, 2005 and 2004 were $99,646 and $54,667, respectively. Commitments for minimum rentals under non cancelable leases at December 31, 2005 are as follows:

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)

           2006          $ 59,430
           2007            20,328
           2008            20,328
           2009             5,082
                         --------
          Total          $105,168
                         ========

Employment and Consulting Agreements

There are no employment agreements currently in place for the Company's senior management.

The Company has consulting  agreements  with certain of its key  employees,  and consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable from year to year unless either the Company, or consultants terminates such engagement by written notice.

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

On March 31, 2005, ADBSI entered into a Consulting Agreement with Back Bay and its principals (Note C). In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement on March 31, 2005, and the remaining three payments are due on the first, second and third anniversary dates of the Consulting Agreement.

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered. The maturity date of the letter of credit is in February 2006. The Company has accounted for the letter of credit as restricted cash included in the accompanying financial statements. Subsequent to the date of the financial statements, the Company has renewed and extended the maturity date to February 2007.

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

Pursuant to a Commitment Letter dated as of December 23, 2005, as amended, by and between the Company and Reid Partners 1 Inc. ("Lender"), the Company borrowed on a non-revolving basis, $400,000 CAD ($346,000 USD). On January 4, 2006, the Company received the proceeds from Lender and executed a promissory note ("Note") in the principal amount of $425,000 CAD ($368,000 USD).

                               SWISS MEDICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE L - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE M - MAJOR CUSTOMERS AND VENDORS

Revenue from five (5) major customers, which accounted for greater than 10% of total sales, approximated $4,794,000 or 75% of sales for the year ended December 31, 2005, and one (1) major customer with total sales of 445,000 or 70% of sales for the year ended December 31, 2004. One of the major customers with total sales of aproximately $380,000 during the fiscal year 2005 became a related party subsequent to the date of the financial ststements. The customer was an entity controlled by Mr. Sam Halim, who joined the Board of Directors of the Company on February 20, 2006.

Total purchases from three (3) major suppliers, each accounted for greater than 10% of total purchase, approximated $1,555,000 or 56% of purchases for the year ended December 31, 2005. Total accounts payable of $221,647, or 9% of total accounts payable was due to these three suppliers as of December 31, 2005. Total purchases from five (5) major supplier, which accounted for more than 10% of total purchase, approximated $631,360 or 85% of purchases for the year ended December 31, 2004. Total accounts payable of $129,753, or 25% of total accounts payable was due to these supplier as of December 31, 2004.

NOTE N - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses of $5,401,166 and $7,250,872, respectively. The Company's current assets exceeded its current liabilities by $935,598 and the accumulated deficit amounted to $31,789,522 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional debt and equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.