Form 10QSB
period 2006-03-31
SWISS MEDICA INC
filed 2006-05-18
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


(MARK ONE)

|X| Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

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

                                 (416) 868-0202
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

AS OF MAY 10, 2006 THE COMPANY HAD 99,363,000 SHARES OF ITS PAR VALUE $0.001 CLASS A COMMON STOCK AND 2,000,000 SHARES OF ITS PAR VALUE $0.001 CLASS B COMMON STOCK ISSUED AND OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

         YES |_|          NO |X|

                               SWISS MEDICA, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

      Item  1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
               March 31, 2006 and December 31, 2005

               Condensed Consolidated Statements of Losses:
               Three Months Ended March 31, 2006 and 2005

               Condensed Consolidated Statements of Cash Flows:
               Three Months Ended March 31, 2006 and 2005

               Notes to Unaudited Condensed Consolidated Financial Information:
               March 31, 2006

      Item 2. Management's Discussion and Analysis of Results of Operation and Financial Condition

      Item  3. Controls and Procedures


PART II.  OTHER INFORMATION

      Item  1. Legal Proceedings

      Item  2. Unregistered Sale of Equity Securities and Use of Proceeds

      Item  3. Defaults Upon Senior Securities

      Item  4. Submission of Matters to a Vote of Security Holders

      Item  5. Other Information

      Item  6. Exhibits

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                  March 31, 2006     December 31, 2005
                                                                -----------------    -----------------
ASSETS:
Cash and cash equivalents                                       $          32,860    $          45,700

Restricted Cash                                                           150,000              150,000
Accounts receivable, net of allowance for doubtful account of
$29,910 and $29,625 at March 31, 2006 and December 31, 2005,
respectively                                                            2,961,061            2,932,893

Inventories (Note B)                                                    2,192,194            2,502,942

Prepaid expenses and deposits (Note G)                                    170,279              144,816
                                                                -----------------    -----------------

Total current assets                                                    5,506,394            5,776,351

Property and equipment:

Property and equipment, at cost                                           329,837              329,837

Less: accumulated depreciation                                             75,522               59,030
                                                                -----------------    -----------------

Total property and equipment, net                                         254,315              270,807

Other assets:
Intangible assets,  net of accumulated  amortization
  of $484,669 and $452,307 at March 31, 2006 and
  December 31, 2005, respectively (Note C)                                275,081              307,442

Prepaid and other (Note G)                                                155,298              204,480

Goodwill (Note C)                                                         500,000              500,000
                                                                -----------------    -----------------

TOTAL OTHER ASSETS                                                        930,379            1,011,922

Total assets                                                    $       6,691,088    $       7,059,080
                                                                =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities                        $       3,199,923    $       2,653,953

Notes payable, current portion (Note D)                                 2,564,800            2,186,800
                                                                -----------------    -----------------

Total current liabilities                                               5,764,723            4,840,753


Accrued liabilities, long-term portion                                     13,492               14,463

Stockholders' equity:

Preferred stock, par value $.001 per share;
  10,000,000 shares authorized; none issued
  at March 31, 2006 and December 31, 2005 (Note E)                             --                   --

Class A Common stock, par value $ .001 per share;
  200,000,000 shares authorized; 99,248,898 and
  98,062,892 shares issued at March 31, 2006 and
  December 31, 2005, respectively (Note E)                                 99,249               98,063

Class B Common stock, par value $.001 per share;
  5,000,000 shares authorized; 2,000,000 shares issued
  at March 31, 2006 and December 31, 2005 (Note E)                          2,000                2,000

Additional paid-in capital                                             34,063,884           33,893,323

Accumulated deficit                                                   (33,252,260)   $     (31,789,522)
                                                                -----------------    -----------------

Total stockholders' equity                                                912,873            2,203,864
Total liabilities and stockholders' equity                      $       6,691,088    $       7,059,080
                                                                =================    =================


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         2006             2005
                                                         ----             ----
Revenues, net                                        $  1,221,501    $  1,127,412

Cost of Sales                                             198,670         203,235
                                                     ------------    ------------

GROSS PROFIT                                            1,022,831         924,177

Operating Expenses:

Selling, General and Administrative                     2,244,430       1,869,347

Depreciation and Amortization                              48,854          50,268
                                                     ------------    ------------

Total Operating Expenses                                2,293,284       1,919,615


LOSS FROM OPERATIONS                                   (1,270,453)       (995,438)


Interest Expense, net                                    (192,285)        (31,244)

Provision for Income Taxes                                     --              --
                                                     ------------    ------------

NET LOSS                                             $ (1,462,738)   $ (1,026,682)
                                                     ============    ============

Loss per common share (basic and assuming
dilution)                                            $      (0.01)   $      (0.01)
                                                     ============    ============


Weighted average common shares outstanding             98,692,471      77,903,446
                                                     ------------    ------------


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS MARCH 31,
                                                                    2006             2005
                                                                    ----             ----
Cash flows from operating activities:
Net loss                                                        $ (1,462,738)   $ (1,026,682)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:

Common stock issued in exchange for services rendered                158,313          70,350

Warrant amortization charged to interest expense                      21,964              --
Amortization of common shares issued in prior period
  in exchange for prepaid interest                                    20,030              --

Employee stock option expense                                          5,433              --

Depreciation and amortization                                         48,854          50,268

(Increase) decrease in accounts receivable                           (28,169)       (831,745)

(Increase) decrease in inventories                                   310,749        (401,366)

(Increase) decrease in deposits and other assets                     (18,276)       (665,830)

Increase (decrease) in accounts payable and accrued
  liabilities                                                        545,000         117,318
                                                                ------------    ------------

Net cash (used in) operating activities                             (398,840)     (2,687,687)

Cash flows from investing activities:
Net cash paid for acquisition (Note C)                                    --         (96,637)

Purchase of property and equipment                                        --         (24,473)
                                                                ------------    ------------

Net cash (used in) investing activities                                   --        (121,110)

Cash flows from financing activities:

Proceeds from notes payable, net of repayments                       378,000         159,499

Proceeds from issuance of common stock, net of costs and fees          8,000       3,323,450

Proceeds from (repayments to) convertible debentures                      --        (500,000)
                                                                ------------    ------------

Net cash provided by investing activities                            386,000       2,982,949


Net increase (decrease) in cash and cash equivalents                 (12,840)        174,152

Cash and cash equivalents at the beginning of the period              45,700       1,630,559
                                                                ------------    ------------
Cash and cash equivalents at the end of the period              $     32,860    $  1,804,711
                                                                ============    ============


Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                           $    150,290    $     23,812

Income taxes paid in cash                                                 --              --

Issuance of common stock in exchange for services                    158,313          70,350
Common stock issued for Financing Fees charged to
  operating activities                                                    --              --
Deferred Financing Fees                                                   --              --

Issuance of Class A common stock in exchange for
  previously incurred debt                                                --       1,016,000

Expenses prepaid in prior period                                          --          74,933
Acquisition of ADBSI (Note C):

  Assets acquired                                                         --         196,637

  Goodwill                                                                --         500,000

  Common stock issued                                                     --        (600,000)
                                                                ------------    ------------
  Net cash paid for acquisition                                 $         --    $    (96,637)
                                                                ============    ============

              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $853,600 and $506,975 for the three month period ended March 31, 2006 and 2005, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $29,910 and $29,625 at March 31, 2006 and December 31, 2005, respectively.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company's stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three month period ending March 31, 2006 was $5,433, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                       March 31,
         Quarter Ended                                                   2005
Net loss                                                            $  (1,026,682)
Deduct: stock-based compensation expense, net of tax                           --
                                                                    -------------

Pro forma net loss                                                  $  (1,026,682)
                                                                    =============


Net loss per common share -- basic (and assuming dilution):
  As reported                                                       $       (0.01)
  Deduct: stock-based compensation expense, net of tax                         --
                                                                    -------------

  Pro forma                                                         $       (0.01)
                                                                    =============


Disclosure for the period ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of March 31, 2006 and December 31, 2005 are as follows:

                              March 31, 2006    December 31, 2005
                            -----------------   -----------------
Raw Materials               $         817,892   $         854,424
Finished Goods                      1,374,302           1,648,518
                            -----------------   -----------------
                            $       2,192,194   $       2,502,942
                            =================   =================

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE C - BUSINESS COMBINATIONS

Intangible Assets Acquired

On May 20, 2003 the Company acquired equipment, nine patented bioscience products and related intangible assets from General Cosmetics Corporation. In consideration for the acquisition of the tangible and intangible assets, the Company issued a total of 6,750,000 shares of restricted Class A common stock. The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2005 are:

                                   Gross                                              Weighted Average
                                  Carrying     Accumulated                 Residual     Amortization
                                   Amount     Amortization       Net        Value      Period (Years)
                                 ---------    ------------    ---------   ---------   ----------------
Amortizable Intangible Assets:
Patents                          $ 563,250    $   (295,708)   $ 267,542   $      --                5.0
Customer Mailing Lists              30,000         (15,750)      14,250          --                5.0
Trademarks                          45,000         (23,625)      21,375          --                5.0
Non-compete agreements             112,500        (112,500)          --          --                2.0
Other                                                                        _4,275                5.0
                                 ---------    ------------    ---------   ---------   ----------------
                                     9,000          (4,725)          --          --                5.0
                                                              ---------   ---------   ----------------
Total                            $ 759,750    $   (452,308)   $ 307,442   $      --                4.6
                                 =========    ============    =========   =========   ================

The intangible assets acquired from General Cosmetics and carrying value at March 31, 2006 are:

                                   Gross                                              Weighted Average
                                  Carrying     Accumulated                 Residual     Amortization
                                   Amount     Amortization       Net        Value      Period (Years)
                                 ---------    ------------    ---------   ---------   ----------------
Amortizable Intangible Assets:
Patents                          $ 563,250   $   (323,869)   $ 239,381   $      --                 5.0
Customer Mailing Lists              30,000        (17,250)      12,750          --                 5.0
Trademarks                          45,000        (25,875)      19,125          --                 5.0
Non-compete agreements             112,500       (112,500)          --          --                 2.0
Other                                9,000         (5,175)       3,825          --                 5.0
                                 ---------   ------------    ---------   ---------   -----------------
Total                            $ 759,750   $   (484,669)   $ 275,081   $      --                 4.6
                                 =========   ============    =========   =========   =================

Total amortization expense charged to operations for the three month periods ended March 31, 2006 and 2005 were $32,361 and $46,425, respectively. Estimated amortization expense as of March 31, 2006 is as follows:

       Remaining of fiscal 2006              $ 97,089
       Fiscal 2007                            129,450
       Fiscal 2008                             48,542
       Total                                $ 275,081
                                            =========

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE C - BUSINESS COMBINATIONS (CONTINUED)

Acquisition of Anti-Depression BioHealth Solutions, Inc.

On March 31, 2005, Swiss Medica, Inc., a Delaware corporation (the "Company"), Anti-Depression BioHealth Solutions, Inc., a Florida corporation ("ADBSI") and UTEK Corporation, a Delaware corporation ("UTEK") entered into an Agreement and Plan of Acquisition (the "Acquisition Agreement"). ADBSI was formed in March 2005, owned minimal assets, had no liabilities, and no business activities prior to this transaction. The acquisition of ADBSI was completed pursuant to the terms of the Acquisition Agreement and closed on March 31, 2005. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,637 in cash. As a result of the closing under the Acquisition Agreement, ADBSI became a wholly-owned subsidiary of the Company. The main product of ADBSI is PMS Escape.

The following summarizes the acquisition of ADBSI:

Assets acquired                                                    $ 196,637
Goodwill                                                             500,000
                                                                     -------
Total purchase Price                                               $ 696,637
                                                                   =========

Issuance of 2,105,263 shares of common stock                       $ 600,000
Cash paid                                                             96,637
                                                                   ---------
Total purchase price                                               $ 696,637
                                                                   ---------

The Company valued the common stock issued to the UTEK at $0.285 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase. The Company believes the acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for consolidation. At March 31, 2006, the goodwill value was determined to not be impaired.

Option Agreement: On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc., a Delaware corporation ("Back Bay") pursuant to the terms of the Option Agreement. ADBSI may exercise this option after receipt of Back Bay's notice of completion of the development of Nutraceutical intellectual property or related products, or upon termination of an existing license agreement relating to the Nutraceutical technology. In consideration for the Option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement. ADBSI paid the first $15,000 installment on March 31, 2005. The second installment was due March 31, 2006 but the Company's management has decided to let the Option lapse. Pursuant to the terms of the Option Agreement, the Option becomes void when the Company fails to made the payment within 30 days from the payment due date.

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

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE C - BUSINESS COMBINATIONS (CONTINUED)

Acquisition of Anti-Depression BioHealth Solutions, Inc. (Continued)

Prepaid Expense: ADBSI also entered into a Consulting Agreement with Back Bay and its principals on March 31, 2005. Pursuant to the terms of the Consulting Agreement, Back Bay's principals will provide consulting services relating to PMS Escape and other products to which ADBSI obtains rights under the Patent License Agreement. The initial term of the Consulting Agreement expires on April 1, 2009 and automatically renews for additional one-year terms. In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement, the remaining installments were due on the first, second and third anniversary dates of the Consulting Agreement. On March 31, 2006, the Company has re-negotiated the terms of the Consulting Agreement with Back Bay and its principals, revised consulting fees are $6,000 payable quarterly.

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at March 31, 2006 and December 31, 2005 is as follows:

                                                            March 31, 2006     December 31, 2005
                                                          -----------------    -----------------
Notes payable to Strategic Equity Corp.; interest rate              621,600              621,600
24% per annum; interest only payable monthly, maturity
date is June 5, 2006. (a)
Notes payable to Strategic Equity Corp.; interest rate              554,400              554,400
24% per annum; interest only payable monthly, maturity
date is April 28, 2006. (b)
Notes payable to Double U Master Fund.; interest rate               560,000              560,000
24% per annum; interest only payable monthly, maturity
date is June 20, 2006. (c)
Notes payable to Double U Master Fund.; interest rate               250,000              250,000
24% per annum; interest only payable monthly, maturity
date is June 20, 2006. (d)
Notes payable to Cigam Trust.; interest rate 18% per                 50,000               50,000
annum; interest only payable monthly, maturity date is
in June  9, 2006. (e)
Notes payable to G. Feldbaum.; interest rate 18% per                 50,000               50,000
annum; interest only payable monthly, maturity date is
in June 12, 2006. (e)
Notes payable on demand.; interest rate 20% per annum;               84,000               84,000
interest only payable monthly. (f)
Notes payable on demand; interest rate 18% per annum;                16,800               16,800
interest only payable monthly. (g)
Notes payable; fee of $25,000 CAD payable upon renewal,             336,000                   --
maturity date is June 28, 2006. (h)
Notes payable upon demand; interest rate 18% per annum;
payable upon redemption (i)                                          42,000                   --
Total                                                             2,564,800            2,186,800
Less: current portion                                            (2,564,800)          (2,186,800)
                                                          -----------------    -----------------
Long term portion                                         $              --    $              --
                                                          =================    =================

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

      a) Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600
            USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.30 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. This note was cancelled on December 5, 2005 and replaced with a new note for the sum of $740,000 CAD (approximately $621,600
            USD). Pursuant to the Agreement, the Company issued to Strategic Equity 70,000 warrants to purchase an aggregate of 70,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.14 which was the closing price of the Company's common stock on December 5, 2005. The Company valued the warrants granted in the amount of $9,177, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the three months ended March 31, 2006, $4,538 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $740,000 CAD is interest only payable monthly at 24% per annum with the maturity date of June 5, 2006. Subsequent to the date of the financial statements, this note has been renewed for an additional six month term. The extended maturity date is December 15, 2006. The promissory note is secured by the Company's trade accounts receivable.

      b) Notes Payable: On October 28, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $554,400
            USD) being delivered to the Company on or before October 28, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 175,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.129 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The Company also issued to Strategic Equity 50,000 warrants to purchase an aggregate of 50,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on October 28, 2005. The Company valued the warrants granted in the amount of $5,590, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the three months ended March 31, 2006, $2,764 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity date of April 28, 2006. Subsequent to the date of the financial statements, this note has been renewed for an additional six month term. The extended maturity date is October 30, 2006. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

      c) Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note was secured by the Company's inventory and accounts receivable. This note was cancelled on December 20, 2005 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before December 20, 2005. Pursuant to the Agreement, the Company issued to U Master Fund warrants to purchase an aggregate of 250,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statement. The Company plans on filing its next Registration Statement in May or June 2006. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.50 years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on December 20, 2005. The Company valued the warrants granted in the amount of $29,650, and accounted for them as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the three months ended March 31, 2006, $14,662 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. Subsequent to the date of the financial statements this note has been renewed for an additional six month term. The extended maturity date is December 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.

      d) Notes Payable: On December 20, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $250,000 being delivered to the Company on or before December 20, 2005. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company's accounts receivable.

      e) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Interest expense of $4,438 was charged to operations during the three month period ended March 31, 2006. Each promissory note in the amount of $50,000 is interest only payable monthly at 18% per annum with the maturity dates on June 9, 2006 and June 12, 2006 respectively.

      f)    Demand  Note:  On  August  3,  2005,  the  Company  entered  into an
            Agreement for the sum of $100,000 Canadian Dollar (CAD) (approximately $84,000 USD) being delivered to the Company on or before August 3, 2005. The promissory note in the amount of $100,000
            (CAD) is interest only payable monthly at 20% per annum and is due upon demand. This note is unsecured.

      g) Demand Note: On July 5, 2005, the Company entered into an Agreement for the sum of $20,000 Canadian Dollar (CAD) (approximately $16,800
            USD) being delivered to the Company on or before July 5, 2005. The promissory note in the amount of $20,000 (CAD) is interest only payable monthly at 18% per annum and is due upon demand. This note is unsecured.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

      h) Note Payable: On January 4, 2006, the Company entered into an Agreement with Reid Partners 1 Inc., for the sum of $400,000 Canadian Dollar (CAD) (approximately $336,000 USD) being delivered to the Company on or before January 4, 2006. The promissory note in the amount of $400,000 (CAD) is non interest bearing, with a $25,000 fee payable upon maturity, with a maturity date of March 28, 2006. On March 28, 2006, this note was renewed upon the same terms for a further three month period, with a maturity date of June 28, 2006. This note is secured by the personal assets of a related party.

      i) Demand Note: On March 14, 2006 the Company entered into an Agreement for the sum of $50,000 Canadian Dollar (CAD) (approximately $42,000
            USD) being delivered to the Company on or before March 14, 2006. The promissory note in the amount of $50,000 (CAD) is interest only payable upon redemption at 18% per annum and is due upon demand. This note is unsecured.

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

As of March 31, 2006 and December 31, 2005 the Company has no preferred stock issued and outstanding. The Company has 99,248,898 and 98,062,892 shares of Class A common stock issued and outstanding at March 31, 2006 and December 31, 2005, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at March 31, 2006 and December 31, 2005

For the quarter ended March 31, 2006, the Company issued an aggregate of 1,056,250 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $158,313. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 80,000 shares of Class A common stock in exchange for 80,000 stock options exercised at $0.10 per share, and 49,756 shares of common stock in exchange for 137,500 stock options exercised on a cashless basis (Note F).

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement with its Chief Executive Officer who is the only holder of shares of Company's Class B common stock. The agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five Class A shares for every one Class B share. As of March 31, 2006, the conversion has not occurred.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE F - OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company's Class A common stock.

                 Warrants Outstanding                          Warrants Exercisable
                             Weighted
                              Average
                             Remaining
 Exercise      Number       Contractual     Weighted Average     Number      Weighted Average
  Prices    Outstanding     Life (Years)     Exercise Price    Exercisable    Exercise Price
 --------   -----------     ------------    ----------------   -----------   ----------------
$  75.00          8,675            0.76     $          75.00         8,675   $          75.00

    0.42        350,000            3.68                 0.42       350,000               0.42

    0.30      5,625,000            1.00                 0.30     5,625,000               0.30

    0.20      7,021,000            1.30                 0.20     7,021,000               0.20
            -----------     ------------    ----------------   -----------   ----------------
             13,004,675            1.23     $           0.30    13,004,675   $           0.30
            ===========     ============    ================   ===========   ================


Transactions involving warrants issued to non-employees are summarized as follows:

                                                            Weighted Average
                                      Number of Warrants     Price Per Share
                                      ------------------    ------------------
Outstanding at December 31, 2003                 208,675    $             3.69
  Granted                                     31,796,250                  0.30
  Exercised                                   (4,673,750)                 0.24
  Canceled or expired                                 --                    --
                                      ------------------    ------------------
Outstanding at December 31, 2004              27,331,175    $             0.34
                                      ==================    ==================
  Granted                                      6,495,000                  0.30
  Exercised                                  (20,556,500)                 0.24
  Canceled or expired                           (265,000)                 0.25
                                      ------------------    ------------------
Outstanding at December 31, 2005              13,004,675    $             0.30
                                      ==================    ==================
  Granted                                             --                    --
  Exercised                                           --                    --
  Canceled or expired                                 --                    --
                                      ------------------    ------------------
Outstanding at March 31, 2006                 13,004,675    $             0.30
                                      ==================    ==================

The Company did not granted any warrants to shareholders or consultants during the three month period ended March 31, 2006 and 2005.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE F - OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options

Stock options to purchase the Company's common stock are granted at prices at or above the fair market value on the date of grant. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated, attribution method, consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors.






                 Options Outstanding                     Options Exercisable
                 -------------------                     -------------------
                           Weighted    Weighted                    Weighted
                             Average     Average       Number       Average
Exercise      Number       Remaining    Exercise    Exercisable    Exercise
 Prices     Outstanding   Contractual     Price                      Price
                              Life
                            (Years)
            -----------   -----------   ---------   ------------   ---------
$    0.10     2,581,098          3.53   $    0.10      2,545,549   $    0.10
$    0.25       168,902          4.59   $    0.25         84,451   $    0.25
            -----------   -----------   ---------   ------------   ---------
              2,750,000          3.59   $    0.11      2,630,000   $    0.10
            ===========   ===========   =========   ============   =========

Transactions involving stock options issued to employees and directors are summarized as follows:

                                                           Weighted Average
                                      Number of Options     Price Per Share
                                      -----------------    -----------------
Outstanding at December 31, 2003                     --    $              --
  Granted                                     3,431,098                 0.10
  Exercised                                          --                   --
  Canceled or expired                                --                   --
                                      -----------------    -----------------
Outstanding at December 31, 2004              3,431,098    $            0.10
                                      =================    =================
  Granted                                       168,902                 0.25
  Exercised                                    (280,000)                0.10
  Canceled or expired                          (190,000)                0.10
                                      -----------------    -----------------
Outstanding at December 31, 2005              3,130,000    $            0.11
                                      =================    =================
  Granted                                            --                   --
  Exercised (Note E)                           (217,500)                0.10
  Canceled or expired                          (162,500)                0.10
                                      -----------------    -----------------
Outstanding at March 31, 2006                 2,750,000    $            0.11
                                      =================    =================

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE F - OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)

There were no employee stock options granted or vested during the three months period ended March 31, 2005. The financial statements for the three-month period ended March 31, 2005 have not been restated upon adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company's pro forma net loss and loss per share would have been $(1,026,682) and $(0.01), respectively, for the period ended March 31, 2005.

The estimated value of the employee stock options vested during the three month period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.875%, a dividend yield of 0% and volatility of 115%. Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 was $5,433, net of tax effect.

NOTE G - PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets at March 31, 2006 and December 31, 2005 are as follows:

                                             March 31, 2006    December 31, 2005
                                           -----------------   -----------------
Prepaid Services Fees                      $         108,630   $          71,321
Prepaid Insurance                                     52,657              51,065
License Agreement, net (Note C)                      100,000             106,250
Deferred financing costs, net                         28,314              70,308
Other prepaid expenses                                35,976              50,352
                                           -----------------   -----------------
Total                                      $         325,577   $         349,296
                                           =================   =================

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered. The maturity date of the letter of credit is in April 2006. The Company has accounted for the letter of credit as restricted cash included in the accompanying financial statements

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE I - MAJOR CUSTOMERS AND VENDORS

Revenue from one major customer, which accounted for greater than 10% of total sales, approximated $612,000 or 50% of total sales for the three month period ended March 31, 2006 and two major customers with total sales of approximately $923,000 or 81% of total sales for the corresponding three month period ended March 31, 2005.

There were no purchases from major suppliers, that accounted for greater than 10% of total purchases, for the three month period ended March 31, 2006. Total purchases from three (3) major suppliers, which accounted for more than 10% of total purchases, approximated $457,000 or 63% of purchases for the three month period ended March 31, 2005. Total accounts payable of $17,575, or 2% of total accounts payable was due to these suppliers as of March 31, 2005.

NOTE J - SUBSEQUENT EVENTS

On April 13, 2006 (the "First Closing Date"), the Company closed a financing transaction in which it sold secured convertible redeemable debentures (the "Convertible Redeemable Debentures") to Montgomery Equity Partners, Ltd. ("Montgomery") to raise $2,000,000 pursuant to a Securities Purchase Agreement dated April 11, 2006 (the "Securities Purchase Agreement"). The Company received $1,300,000 on the First Closing Date, and will receive the balance of $700,000 on the date the registration statement is filed (the "Second Closing Date") pursuant to Investors Registration Rights Agreement dated April 11, 2006 between the Company and Montgomery (the "Registration Rights Agreement").

The Company granted Montgomery a secured convertible redeemable debenture (the "Debenture") in the amount of $1,300,000 dated April 11, 2006. Montgomery cannot convert the Debenture into shares of the Company's common stock ("Common Stock"), in whole or in part, until one hundred fifty (150) calendar days after April 11, 2006 (the "Conversion Date"). If converted, the price per share shall equal the lesser of (a) $0.175 (the "Fixed Conversion Price"), or (b) eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The interest rate of the Debenture is twelve percent (12%) per annum for the first one hundred fifty (150) days from April 11, 2006 and, thereafter, interest shall accrue on the outstanding principal balance at an annual rate equal to eight percent (8%). The Debenture matures on December 7, 2007 (the "Maturity Date").

NOTE K - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 the Company entered into a sales agreement with an entity controlled by one of its Directors. Related party sales during the quarter ended March 31, 2006 totaled $612,024 and the Company's Accountes Receivable from the related party totaled $941,656 as of March 31, 2006.

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

OVERVIEW

         Swiss Medica, Inc. is a specialty pharmaceutical company focused on over-the-counter, clinically tested, patented, all-natural products that relieve chronic ailments.

         Swiss Medica's first patented product is an all-natural essential oil product line called "O24(TM) Pain Neutralizer" ("O24(TM)") and has been medically proven to provide temporary relief for minor pains associated with arthritis, backaches and other chronic pains. In March, 2005 the Company announced the results of the randomized double blind clinical trial conducted during the fourth quarter of 2004, comparing the Company's O24(TM) pain reliever against a placebo on patients suffering from fibromyalgia. Fibromyalgia is a common and chronic disorder characterized by widespread muscle pain, fatigue, and multiple tender points. According to the National Fibromyalgia Association it is estimated that approximately 3-6% of the U.S. population has fibromyalgia. Based upon the latest expert estimates, fibromyalgia may affect between 8 million and 17 million Americans.

The study revealed that the group treated with O24(TM) compared to placebo showed statistically significant improvement when measured on the Visual Analog Scale for pain, according to Dr. Gordon Ko, the Head of the Fibromyalgia clinic at the Sunnybrook & Women's Health Sciences Centre at the University of Toronto and the Medical Director for the Canadian Centre for Integrative Medicine in Markham, Ontario.

                  Based on these results of this medical study the Company has developed, and successfully launched in August 2005, an O24(TM) product line extension specifically for the fibromyalgia market, `O24 Fibromyalgia(TM)'.

              As part of the launch of `O24 Fibromyalgia(TM)', the Company also announced a strategic partnership with the National Fibromyalgia Association
(NFA). As part of this strategic partnership, the non-profit NFA will receive a percentage of the proceeds from the sale of O24 Fibromyalgia(TM). This revenue will directly benefit people with fibromyalgia by supporting the programs and services of the NFA.

         The Company recently introduced its second line of patented natural products for depression related symptoms Specifically, on April 12, 2005, the Company announced the launch of PMS Escape(R). PMS Escape(R) is an over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). Swiss Medica acquired the exclusive US and Canadian rights to PMS Escape(R) as part of its acquisition of Anti-Depression BioHealth Solutions Inc., in March of 2005.

         Since May 26, 2005 when the Company announced that it had received an initial purchase order from a large U.S. national pharmacy chain, PMS Escape(R) has been made available throughout the USA through that pharmacy chain.

         It is the Company's intention to expand its product offering through either internal research and development or via acquisitions. All future products that Swiss Medica hopes to commercialize will have the following attributes:

      o     Patent and/or trade secret protection;
      o     Clinical and/or medical studies demonstrating their efficacy; and,
      o Over-the-counter, all-natural relief products that address chronic ailments.

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

         On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The main product acquired is 024(TM). The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulations called "O24(TM) Pain Neutralizer" and 024 Fibromyalgia in both Canada and the United States. O24(TM) Pain Neutralizer complies with FDA regulations and can be sold in thE United States pursuant to an FDA monograph. As yet, we have not determined when and if the remaining products will be introduced. In 2003, the combined U.S. over-the-counter and prescription-only market for pain relief products was estimated to be $12 billion.

ADBSI Acquisition

         On March 31, 2005, we acquired Anti-Depression BioHealth Solutions, Inc. ("ADBSI"), a subsidiary of UTEK Corporation, in a cash and stock transaction. The main product line of ADBSI is PMS Escape. All outstanding shares of common stock of ADBSI were exchanged for 2,105,263 restricted shares of Class A common stock of the Company in a transaction accounted for using the purchase method of accounting. As additional consideration pursuant to the terms of the Acquisition Agreement, the Company paid UTEK, the sole shareholder of ADBSI, $96,673 in cash. As result of the closing under the Acquisition Agreement on March 31, 2005, ADBSI became a wholly-owned subsidiary of the Company. Related to the acquisition, we also developed a business relationship with two Massachusetts Institute of Technology (MIT) scientists. Swiss Medica has an option to acquire all over-the-counter products developed by Back Bay Scientific Inc. and the team of scientists, with certain limited exceptions.

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

THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005:

         Swiss Medica net revenues were $1,221,501 and $1,127,412 for the first quarter of 2006 and 2005 respectively,

The following is a summary of financial information for the three months ending March 31, 2006 and 2005 respectively:

                                       THREE MONTHS ENDING MARCH 31
                                          2006              2005
                                      ------------     ------------
Revenue:                              $  1,221,501     $  1,127,412
Cost of Sales                              198,670          203,235
                                      ------------     ------------
GROSS PROFIT                             1,022,831          924,177
  Gross Profit as % of Sales                    84%              82%
Operating Expenses:
Wages & Salaries                           339,879          251,918
Marketing & Promotions                   1,112,733          603,768
Selling, General and Admin                 791,818        1,013,661
Depreciation and Amortization               48,854           50,268
                                      ------------     ------------
TOTAL OPERATING EXPENSES                 2,293,284        1,919,615

LOSS FROM OPERATIONS                  ($ 1,270,453)    ($   995,438)
                                      ------------     ------------

Interest Expense                          (192,285)         (31,244)

Provision for Income Taxes                      --               --

NET LOSS                              ($ 1,462,738)    ($ 1,026,682)
                                      ============     ============


                                      SALES

Our net revenues from operations for the quarter ended March 31, 2006 were $1,221,501, compared to $1,127,412 for the quarter ended March 31, 2005 and were generated predominately by sales to (approximate figures):

                                                Three months ending March 31,
                                                    2006           2005
                                                ------------   ------------
U.S. based professional outlets:                $    612,000             --
U.S. based pharmaceutical outlets:              $    348,000   $    755,000
Canadian based pharmaceutical outlets:          $    146,000   $    298,000
Health products:                                $    105,000   $     36,000
Grocery chains:                                 $     10,000   $     29,000



                         COST OF SALES AND GROSS PROFIT

Cost of sales for our quarter ending March 31, 2006 were $198,670, generating a gross margin on sales of 84% compared to $203,235 and 82% for the three months ending March 31, 2005. We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         A summary of our Selling, General and Administrative costs is as follows:

         Stock-based compensation to consultants & professional advisors totaled $158,313 for the quarter ending March 31, 2006 compared to $70,350 for the three months ending March 31, 2005. Stock based compensation was granted to recruit and compensate legal, marketing, business and development advisors. The Company also charged $5,433 of employee stock option expense to operations during the quarter ended March 31, 2006, upon the adoption of SFAS 123R on January 1, 2006.

         Cash based Selling, General and Administrative costs totaled approximately $2.0 million for the quarter ending March 31, 2006 compared to $1.8 million for the three months ending March 31, 2005 and include approximately:

      o $1,097,000 on advertising and product marketing ($604,000 for three months ending March 31, 2005)
      o $340,000 on payroll and related benefits ($252,000 for three months ending March 31, 2005)
      o $121,000 on Agent's fees & Logistic Services ($29,000 for three months ending March 31, 2005)
      o $117,000 on Fees and Licenses ($283,000 for three months ending March 31, 2006)
      o $35,000 on Public and Investor relations ($156,000 for three months ending March 31, 2005)
      o     $67,000 on Legal fees  ($88,000  for three  months  ending March 31,
            2005)

         Other selling, general and administrative costs include, insurance, rent, travel, and other office expenses.

         Depreciation and Amortization

         Depreciation & Amortization expenses of $48,854 were incurred during the quarter ended March 31, 2006 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and office equipment purchases. Depreciation & Amortization expenses for the three months ending March 31, 2005 totaled $50,268.

                                INTEREST EXPENSE

         Interest expenses of $192,285 were incurred during the quarter ending March 31, 2006, and $31,244 for the quarter ended March 31, 2005. This relates to interest paid on promissory notes and redeemable debentures.

Liquidity and Capital Resources

         As of March 31, 2006 we have $32,860 in usable cash and $150,000 in restricted cash which is not available to us. Our current liabilities exceed current assets in the amount of $258,329. As a result of our operating losses incurred during the quarter ended March 31, 2006, adjusted by $163,746 of common stock and stock options issued to employees and consultants in exchange for compensations, $41,994 of amortization of common stock and warrants issued in prior periods in exchange for deferred financing costs, $48,854 of depreciation and amortization of fixed assets and intangible assets, $264,304 of decrease in assets, and $545,000 of increases in accrued liabilities, we generated a cash flow deficit from operating activities of $398,840 for the three months ending March 31, 2006. We met our cash requirements primarily through the net proceeds from issuing notes payable of approximately $378,000 during the three months ended March 31, 2006.

         On April 13, 2006 (the "First Closing Date"), the company closed a financing transaction in which it sold secured convertible redeemable debentures to Montgomery Equity Partners, Ltd, to raise $2,000,000. The company received $1,300,000 on the First Closing Date, and will receive the balance of $700,000 on the date the Registration Statement is filed.

         We will be seeking to continue funding our operations through

            o debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations, including a bank operating line of credit secured by trade accounts receivable;
            o     The continued  exercise of warrants to purchase common shares;

            o additional sales of our equity and/or debt securities, if necessary;
            o     and/or shareholder loans.

         There is no guarantee that we will be successful in completing these contemplated financings, nor can we assure you that we will be successful in obtaining any additional financing. If we cannot secure additional financing when needed, we may be required to cease operations.

         By adjusting operations and development to the level of available resources, management believes it has sufficient capital resources to operate the business for the next three months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the year ended December 31, 2005, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

Risk Factor

         An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors. If the Company is unable to address the risks described below or any other risks which it may face, then its business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below as well as any other possible risks that could be important.

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

We Have an Immediate Need for Capital.

         We have been dependent primarily on private placements of our equity and debt securities and shareholder loans to fund our operations. We need additional funding to continue our operations. In the near term, we intend to focus on increasing our marketing efforts for our existing products. There can be no assurance that any such funding will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our marketing and operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

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

OUR DEBT AGREEMENTS CONTAIN RESTRICTIVE COVENANTS AND OUR DEBT OBLIGATIONS ARE SUBSTANTIAL IN RELATION OUR ASSETS.

         At March 31, 2006, we had approximately $5.8 million of outstanding indebtedness, including $2.6 million in secured and unsecured notes. In April 2006 we issued another $1,300,000 in secured, convertible debt instruments. Accordingly, the total amount of our obligations in relation to our assets, is substantial.

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

      o increasing our vulnerability to general adverse economic and industry conditions;

      o limiting our ability to obtain additional financing;

      o requiring that a substantial portion of our cash flows from operations be applied to pay principal and interest on our indebtedness and lease payments under our leases, thereby reducing cash flows available for other purposes;

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

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES FROM SALES TO MEET OUR OPERATING AND DEBT SERVICE OBLIGATIONS.

         Since the Company has only operated for two years and issued debt securities just over one year ago, we have little experience in repaying our debt. Inadequate cash flows caused in part by delinquent accounts, seasonality and poor revenues could affect our ability to meet our operating and debt service requirements, which are significant. Future revenues and expenses of the Company are subject to conditions that may change to an extent that we cannot determine at this time. If we are unable to generate sufficient revenues to meet our operating and debt service obligations, then our business will be materially and adversely affected, we may go bankrupt and you may lose the entire investment in the Company.

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

OUR CHIEF EXECUTIVE OFFICER CONTROLS A LARGE PERCENTAGE OF OUR COMMON STOCK, WHICH ALLOWS HIM TO CONTROL MATTERS SUBMITTED TO STOCKHOLDERS FOR APPROVAL.

         Our executive officers and directors (and their affiliates), in the aggregate, own approximately 10% of our outstanding Class A common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 101,363,000 shares of Class A and Class B Common Stock outstanding at May 3, 2006. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, and a director, owns 1,784,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common stock and may be converted into five shares of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

         In addition, we often compensate consultants who provide services to the Company through the issuance to them of shares of our stock. The shares of Class A Common Stock are often registered under a Form S-8 Registration Statement that we file with the SEC which allows the consultants to immediately sell such shares on the open market. The sale of those shares will likely adversely affect the market price of the Class A Common Stock.

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


ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES


During the quarter ended March 31, 2006 we issued 1,056,250 shares of our Common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 1,056,250 shares of our Common Stock was $158,313. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

--------------------------------------------------------------------------------

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

      (2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

      (3)   Previously filed.

      (4)   Filed herewith.

      (5) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.


                                     SWISS MEDICA, INC.



                                     By: RAGHUNATH KILAMBI


                                     /s/ Raghunath Kilambi
                                     ------------------------------------
Date:  May 13, 2006                  Raghunath Kilambi, Chief Executive Officer


                                  SUBSIDIARIES


Subsidiary                                           State of Incorporation
----------                                           ----------------------

1. Anti-Depression Biohealth Solutions, Inc.         Florida