Form 10QSB
period 2006-06-30
SWISS MEDICA INC
filed 2006-08-21
CIK 318245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________


                        Commission file number 000-09489

                               SWISS MEDICA, INC.
           (Name of Small Business Issuer as specified in Its Charter)


         Delaware                                         98-0355519
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                             375 Britannia Road East
                                     Unit B
                              Mississauga, Ontario
                                 Canada L4Z 3E2
                    (Address of Principal Executive Offices)

                                 (905) 501-0553
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 1, 2006 the Company had 101,665,828 shares of its par value $0.001 Class A common stock and 2,000,000 shares of its par value $0.001 Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes |_|           No |X|

                               SWISS MEDICA, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets:
                June 30, 2006 and December 31, 2005

                Condensed Consolidated Statements of Losses:
                Three and Six Months Ended June 30, 2006 and 2005

                Condensed Consolidated Statements of Cash Flows:
                Six Months Ended June 30, 2006 and 2005

                Notes to Unaudited Condensed Consolidated Financial Information:
                June 30, 2006

       Item 2.  Management's Discussion and Analysis or Plan of Operation

       Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 2006    December 31,
                                                                              (Unaudited)         2005
ASSETS:                                                                      -------------    -------------
Cash and cash equivalents                                                    $      37,594    $      45,700
Restricted Cash                                                                    150,000          150,000
Accounts receivable, net of allowance for doubtful accounts of $525,512
and $29,625 at June 30, 2006 and December 31, 2005, respectively                 2,066,021        2,932,893

Inventories (Note B)                                                             1,822,731        2,502,942

Prepaid expenses and deposits (Note H)                                             168,844          144,816
                                                                             -------------    -------------

Total current assets                                                             4,245,190        5,776,351

Property and equipment:  (Note C)

Property and equipment:                                                            329,837          329,837

Less: accumulated depreciation                                                      92,014           59,030
                                                                             -------------    -------------

Total property and equipment                                                       237,823          270,807

Other assets:
Intangible assets, net of accumulated amortization of $517,031 and
$452,307 at  June 30, 2006 and December 31, 2005, respectively (Note C)            242,718          307,442

Prepaid and other (Note H)                                                         264,894          204,480

Goodwill                                                                           500,000          500,000
                                                                             -------------    -------------

Total other assets                                                               1,007,612        1,011,922

Total assets                                                                 $   5,490,625    $   7,059,080
                                                                             =============    =============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities                                     $   3,487,082    $   2,653,953

Notes payable, current portion (Note D)                                          2,746,911        2,186,800
                                                                             -------------    -------------
Total current liabilities                                                        6,233,993        4,840,753

Convertible notes payable (Note E)                                                 440,040               --
Fair value of debt derivative and allocated fair value of related warrants
(Note L)                                                                         2,383,984               --

Accrued liabilities, long-term portion                                              13,047           14,463
                                                                             -------------    -------------

Total long term liabilities                                                      2,837,071           14,463

(Deficiency in) Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
none issued at June 30, 2006 and December 31, 2005 (Note F)                             --               --
Class A Common stock, par value $ .001 per share; 200,000,000 shares
authorized; 101,665,828 and 98,062,892 shares issued at June 30, 2006 and          101,666           98,063
December 31, 2005, respectively (Note F)
Class B Common stock, par value $.001 per share; 5,000,000 shares
authorized; 2,000,000 shares issued at June 30, 2006 and December 31,                2,000            2,000
2005, respectively (Note F)
Additional paid-in capital                                                      33,416,320       33,893,323

Accumulated deficit                                                            (37,100,425)     (31,789,522)
                                                                             -------------    -------------

Total (deficiency in) stockholders' equity                                      (3,580,439)       2,203,864
Total liabilities and (deficiency in) stockholders' equity                   $   5,490,625    $   7,059,080
                                                                             =============    =============


  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                            For the three months              For the six months
                                               ended June 30,                   ended June 30,
                                           2006             2005             2006             2005
                                      -------------    -------------    -------------    -------------
Revenues, net                               126,555        1,383,328        1,348,056        2,510,740


Cost of Sales                               272,852          256,137          471,522          459,372
                                      -------------    -------------    -------------    -------------

Gross Profit                               (146,297)       1,127,191          876,534        2,051,368

Operating Expenses:

Research and Development                         --               --               --               --

Selling, General and Administrative       3,652,464        2,619,627        5,896,894        4,488,974
Depreciation and Amortization                48,855           46,459           97,709           96,727
                                      -------------    -------------    -------------    -------------

Total Operating Expenses                  3,701,319        2,666,086        5,994,603        4,585,701


Loss from Operations                     (3,847,616)      (1,538,895)      (5,118,069)      (2,534,333)


Interest Expense, net                      (462,975)         (35,012)        (655,260)         (66,256)
Net Gain on Revaluation of Warrant
Liability                                   462,425               --          462,425               --

Provision for Income Taxes                       --               --               --               --

Net Loss                              $  (3,848,166)   $  (1,573,907)   $  (5,310,904)   $  (2,600,589)
                                      =============    =============    =============    =============

Loss per common share (basic and
assuming dilution)                    $       (0.04)   $       (0.02)   $       (0.05)   $       (0.03)
                                      =============    =============    =============    =============

Weighted average common shares
outstanding                             100,107,998       85,617,793       99,519,212       81,781,930
                                      -------------    -------------    -------------    -------------


  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the six months June 30,
                                                                                     2006             2005
                                                                                -------------    -------------
Cash flows from operating activities:
Net loss                                                                        $  (5,310,904)   $  (2,600,589)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Common stock issued in exchange for services rendered                                 284,032          250,350

Common stock issued in exchange for financing costs                                        --           35,900
Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs                                              --         (167,500)

Warrant amortization charged to interest expense                                       45,947               --

Share issuances charged to interest expense                                           102,724               --

Convertible debenture amortization charged to interest expense                        164,142               --

Stock based compensation                                                                5,433               --

Net gain on revaluation of warrant liability                                         (462,425)              --

Depreciation and amortization                                                          97,709           96,727

(Increase) in prepaid expense                                                        (126,436)          74,933

(Increase) decrease in accounts receivable                                            866,872       (1,137,670)

(Increase) decrease in inventories                                                    680,212       (1,170,737)

(Increase) decrease in deposits and other assets                                      145,097         (508,786)

Increase in accounts payable and accrued liabilities                                  849,713          422,908
                                                                                -------------    -------------

Net cash (used in) operating activities                                            (2,657,884)      (4,704,464)

Cash flows from investing activities:

Purchase of property and equipment                                                         --         (162,070)
                                                                                -------------    -------------

Net cash (used in) investing activities                                                    --         (162,070)

Cash flows from financing activities:

Proceeds from notes payable                                                           560,111          852,600

Proceeds from sale of common stock, net of costs                                       89,667        3,410,950

Proceeds from (repayments of) convertible debentures                                2,000,000         (500,000)
                                                                                -------------    -------------

Net cash provided by investing activities                                           2,649,778        3,763,550


Net (decrease) in cash and cash equivalents                                            (8,106)      (1,102,984)

Cash and cash equivalents at the beginning of the period                               45,700        1,630,559
                                                                                -------------    -------------
Cash and cash equivalents at the end of the period                              $      37,594    $     527,575
                                                                                =============    =============

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash                                                           $     506,589    $      66,256

Income taxes paid in cash                                                                  --               --

Issuance of common stock in exchange for services                                     284,032          250,350

Common stock issued in exchange for financing expense                                  82,694           35,900
Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs                                              --          167,500
Issuance of Class A common stock in exchange for previously incurred debt
(Note E)                                                                               18,000        1,043,000

Acquisition of ADBSI (Note C):

  Assets acquired                                                                                      196,637

  Goodwill                                                                                             500,000

  Common stock issued                                                                                 (600,000)
                                                                                                 -------------
  Net cash paid for acquisition                                                 $          --    $      96,637
                                                                                =============    =============


  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six--month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The sales contracts the Company entered into with its customers had no price protection and through the period ended June 30, 2006, the Company recognized revenues upon title transfer and shipment. The Company has limited operating history, and the products are innovative. The Company has not accrued for sales returns in prior periods based on management's evaluation of its product's positioning in the marketplace and product ranking particularly in the Canadian marketplace. Retail sell through experienced at all similar retailers, and product acceptance within the medical and pain management consumer associations suggested there would be no (or minimal) product returns.

During the second quarter ending June 30, 2006 a major retailer returned one sku of the Company's Q24 product. Although it was a sell through contract and the retailer had made payments in connection with this sale, the decision to accept the return and issue a refund to the retailer was predicated upon maintaining an ongoing business relationship with this retailer, who is still carrying the main Q24 sku of the same product and has decided to carry another of the Company's products. In that the Company's management wishes to maintain a solid relationship with this retailer and allow for other potential future business with this valuable customer, the decision was made to accept the product return.

Additionally, during the second quarter ending June 30, 2006 a major retailer returned two skus of Q24 product which was purchased around August of 2005. Management did not anticipate a return for this sale and therefore no reserve was established in prior periods based upon retail sell through experienced at similar retailers, as well as other evaluation. The Company's management had determined that in future periods, additional measures will be taken to evaluate and estimate the potential for product returns. Should a product return be indicated or predicted, an accrual for product returns will be established.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $853,600 and $506,975 for the three and six-month period ended June 30, 2006 and 2005, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $525,512 and $29,625 at June 30, 2006 and December 31, 2005, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six month period ending June 30, 2006 was $5,433, net of tax effect.

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

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:


                                                                 June 30,
                                                                  2005
Net loss                                                      $  (2,600,589)
Deduct: stock-based compensation expense, net of tax                     --
                                                              -------------

Pro forma net loss                                            $  (2,600,589)
                                                              =============


Net loss per common share -- basic (and assuming dilution):
     As reported                                              $       (0.03)
     Deduct: stock-based compensation expense, net of tax                --
                                                              -------------

     Pro forma                                                $       (0.03)
                                                              =============


Disclosure for the period ended June 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of June 30, 2006 and December 31, 2005 are as follows:

                  June 30, 2006   December 31, 2005
Raw Materials    $       859,711   $       854,424
Finished Goods           963,020         1,648,518
                 ---------------   ---------------
                 $     1,822,731   $     2,502,942
                 ===============   ===============

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2005 are:

                                     Gross                                                       Weighted Average
                                     Carrying     Accumulated                      Residual      Amortization
                                     Amount       Amortization       Net           Value         Period (Years)
                                 -------------   -------------    -------------   -------------   -------------
Amortizable Intangible Assets:
Patents                          $     563,250   $    (295,708)   $     267,542   $          --             5.0
Customer Mailing Lists                  30,000         (15,750)          14,250              --             5.0
Trademarks                              45,000         (23,625)          21,375              --             5.0
Non-compete agreements                 112,500        (112,500)              --              --             2.0
Other                                    9,000          (4,725)              --           4,275             5.0
                                 -------------   -------------    -------------   -------------   -------------

Total                            $     759,750   $    (452,308)   $     307,442   $          --             4.6
                                 =============   =============    =============   =============   =============

The intangible assets acquired from General Cosmetics and carrying value at June 30, 2006 are:

                                    Gross                                                         Weighted Average
                                    Carrying      Accumulated                     Residual        Amortization
                                    Amount        Amortization        Net         Value           Period (Years)
                                 -------------   -------------    -------------   -------------   -------------
Amortizable Intangible Assets:
Patents                          $     563,250   $    (352,031)   $     211,219   $          --             5.0
Customer Mailing Lists                  30,000         (18,750)          11,250              --             5.0
Trademarks                              45,000         (28,125)          16,875              --             5.0
Non-compete agreements                 112,500        (112,500)              --              --             2.0
Other                                    9,000          (5,626)           3,374              --             5.0
                                 -------------   -------------    -------------   -------------   -------------

Total                            $     759,750   $    (517,032)   $     242,718   $          --             4.6
                                 =============   =============    =============   =============   =============

Total amortization expense charged to operations for the six month periods ended June 30, 2006 and 2005 were $64,724 and $85,819, respectively. Estimated amortization expense as of is as follows:

Remaining of fiscal 2006   $        64,727
Fiscal 2007                        129,450
Fiscal 2008
                                    48,541
Total                      $       242,718
                           ===============

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

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

The following summarizes the acquisition of ADBSI:

Assets acquired                                $       196,637
Goodwill                                               500,000
                                               ---------------
Total purchase Price                           $       696,637
                                               ===============

Issuance of 2,105,263 shares of common stock   $       600,000
Cash paid                                               96,637
                                               ---------------
Total purchase price                           $       696,637
                                               ---------------
The Company valued the common stock issued to the UTEK at $0.285 per share, which approximated the fair value of the Company's common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company's consolidated financial statements since the date of purchase. The Company believes the acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for consolidation.

Option Agreement: On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc., a Delaware corporation ("Back Bay") pursuant to the terms of the Option Agreement. ADBSI may exercise this option after receipt of Back Bay's notice of completion of the development of Nutraceutical intellectual property or related products, or upon termination of an existing license agreement relating to the Nutraceutical technology. In consideration for the Option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement. ADBSI paid the first $15,000 installment on March 31, 2005. The second installment was due March 31, 2006 but the Company's management has decided to let the Option lapse. Pursuant to the terms Option Agreement, the Option becomes void when the Company fails to make the payment within 30 days from the payment due date.

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

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE C - BUSINESS COMBINATIONS (CONTINUED)

Acquisition of Anti-Depression BioHealth Solutions, Inc. (Continued)
--------------------------------------------------------------------

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

NOTE D - NOTES PAYABLE

A summary of notes payable at June 30, 2006 and December 31, 2005 is as follows:

                                                         June 30, 2006  December 31, 2005
Notes payable to Strategic Equity Corp.; interest rate             --        554,400
24% per annum; interest only payable monthly, maturity
date is April 28, 2006. (b)
Notes payable to Strategic Equity Corp.; interest rate             --        621,600
24% per annum; interest only payable monthly, maturity
date is June 5, 2006. (a)
Notes payable to Strategic Equity Corp.; interest rate      1,352,321
24% per annum; principal and interest payable monthly,
maturity dates are October 30, 2006 and December 15,
2006. (c)
Notes payable to Double U Master Fund.; interest rate         560,000        560,000
24% per annum; interest only payable monthly, maturity
date is December 20, 2006. (d)
Notes payable to Double U Master Fund.; interest rate         250,000        250,000
24% per annum; interest only payable monthly, maturity
date is December 20, 2006. (e)
Notes payable on demand to Cigam Trust.; interest rate         50,000         50,000
18% per annum; interest only payable monthly. (f)
Notes payable on demand to G. Feldbaum.; interest rate         50,000         50,000
18% per annum; interest only payable monthly. (f)
Notes payable on demand.; interest rate 20% per annum;         87,000         84,000
interest only payable monthly. (g)
Notes payable on demand; interest rate 18% per annum;          17,400         16,800
interest only payable monthly. (h)
Notes payable; fee of $10,000 CAD payable upon renewal,       348,000             --
maturity date is July 28, 2006. (i)
Notes payable to Rubicon Inc. a related party, due upon
demand; non interest bearing(j)                                32,190             --
                                                          -----------    -----------

Total                                                       2,746,911      2,186,800
Less: current portion                                      (2,746,911)    (2,186,800)
                                                          -----------    -----------
Long term portion                                         $        --    $        --
                                                          ===========    ===========

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)


      a) Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600
            USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.30 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. This note was cancelled on December 5, 2005 and replaced with a new note for the sum of $740,000 CAD (approximately $621,600
            USD). Pursuant to the Agreement, the Company issued to Strategic Equity 70,000 warrants to purchase an aggregate of 70,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.14 which was the closing price of the Company's common stock on December 5, 2005. The Company valued the warrants granted in the amount of $9,177, and accounted for as a deferred financing cost. During the six months ended June 30, 2006, $9,177 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

      b) Notes Payable: On October 28, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $554,400
            USD) being delivered to the Company on or before October 28, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 175,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.129 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The Company also issued to Strategic Equity 50,000 warrants to purchase an aggregate of 50,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on October 28, 2005. The Company valued the warrants granted in the amount of $5,590, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the six months ended June 30, 2006, $5,590 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity date of April 28, 2006. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

      c) Notes Payable: On April 28, 2006, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $1,575,000 Canadian Dollar (CAD) (approximately $1,352,321 USD and $1,370,250 USD at June 30, 2006 and December 31,
            2005 respectively) being delivered to the Company on or before April 28, 2006. Pursuant to the Agreement, the Company issued to Strategic Equity 722,222 shares of the Company's Class A common stock as extra financing charges valued at $79,444, and the value of common shares issued was charged to operations during the six months ended June 30, 2006. The promissory note in the amount of $1,575,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on October 30, 2006 and December 15, 2006. Pursuant to the Agreement, the Company issued to Strategic Equity 600,000 warrants to purchase an aggregate of 600,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company's common stock on June 30, 2006. The Company valued the warrants granted in the amount of $83,040, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the three months ended June 30, 2006, $14,235 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

      d) Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note was secured by the Company's inventory and accounts receivable. This note was cancelled on December 20, 2005 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before December 20, 2005. Pursuant to the Agreement, the Company issued to U Master Fund warrants to purchase an aggregate of 250,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.50 years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on December 20, 2005. The Company valued the warrants granted in the amount of $29,650, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the six months ended June 30, 2006, $14,662 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable. This note was cancelled on June 20, 2006 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before June 20, 2006. Pursuant to the Agreement, the Company issued to U Master Fund 600,000 warrants to purchase an aggregate of 600,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.0 years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company's common stock on June 30, 2006. The Company valued the warrants granted in the amount of $86,400, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the six months ended June 30, 2006, $9,748 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of December 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.


      e) Notes Payable: On December 20, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $250,000 being delivered to the Company on or before December 20, 2005. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable. This note was cancelled on June 20, 2006 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before June 20, 2006. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity date of December 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.

      f) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Interest expense of $4,438 was charged to operations during the three month period ended June 30, 2006. Each promissory note in the amount of $50,000 is interest only payable monthly at 18% per annum and is due upon demand. These notes are unsecured.

      g) Demand Note: On August 3, 2005, the Company entered into an Agreement for the sum of $100,000 Canadian Dollar (CAD) (approximately $87,000 USD and $84,000 USD at June 30, 2006 and December 31, 2005, respectively) being delivered to the Company on or before August 3, 2005. The promissory note in the amount of $100,000 (CAD) is interest only payable monthly at 20% per annum and is due upon demand. This note is unsecured.

      h) Demand Note: On July 5, 2005, the Company entered into an Agreement for the sum of $20,000 Canadian Dollar (CAD) (approximately $17,400 USD and $16,800 USD at June 30, 2006 and December 31, 2005, respectively) being delivered to the Company on or before July 5, 2005. The promissory note in the amount of $20,000 (CAD) is interest only payable monthly at 18% per annum and is due upon demand. This note is unsecured.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

      i) Note Payable: On January 4, 2006, the Company entered into an Agreement with Reid Partners 1 Inc., for the sum of $400,000 Canadian Dollar (CAD) (approximately $348,000 USD and $336,000 USD at June 30, 2006 and December 31, 2005, respectively) being delivered to the Company on or before January 4, 2006. The promissory note in the amount of $400,000 (CAD) is non interest bearing, with a $25,000 fee payable upon maturity, with a maturity date of March 28, 2006. On March 28, 2006, this note was renewed upon the same terms for a further three month period, with a maturity date of June 28, 2006. On June 28, 2006 this note was renewed for a further one month period, with a maturity date of July 28, 2006. This note is secured by the personal assets of a related party.

      j) Demand Note: On June 1, 2006 the Company entered into an Agreement with a related party for the sum of $37,000 Canadian Dollar (CAD) (approximately $32,190 USD) being delivered to the Company on or before June 8, 2006. The promissory note in the amount of $37,000
            (CAD) is interest free and is due upon demand. This note is unsecured.

NOTE E - CONVERTIBLE NOTES PAYABLE

                                                                                June 30, 2006         December
                                                                                                      31, 2005
Convertible notes payable; interest rate 12% per annum for the first 150 days,   $     344,190              --
                                                                                 -------------
8% thereafter; due December 7, 2007; note holder has the option to convert unpaid note principal the Company's common stock at the lower of (i) $0.175 or
(ii) 80% of the lowest closing bid price of the Company's common stock during the five days immediately preceding the conversion date  The Company granted the note holder a security interest in all of the Company's assets and registration rights. Net of unamortized debt discount of $955,810

Convertible notes payable; interest rate 12% per annum for the first 150 days,   $      95,850              --
                                                                                -------------
8% thereafter; due February 8, 2008; note holder has the option to convert unpaid note principal the Company's common stock at the lower of (i) $0.175 or
(ii) 80% of the lowest closing bid price of the Company's common stock during the five days immediately preceding the conversion date The Company granted the note holder a security interest in all of the Company's assets and registration rights. Net of unamortized debt discount of $604,150
                                                                                       440,040              --
                                                                                -------------
Less current maturities                                                                     --              --
Long term portion                                                                $     440,040              --
                                                                                -------------

The Company entered into a Securities Purchase Agreement with accredited investors on April 11, 2006 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes accrues interest at 12% per annum for the first 150 days, 8% thereafter, payable and due as described above. The noteholder has the option, commencing after 150 calendar days, to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.175, with certain reset provisions, or (ii) 80% the lowest price per share in the last reported trade of the Company's common stock on the OTC - Bulletin Board or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The Company has certain early redemption provisions. As of June 30, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,782,500. The proceeds that the Company received were net of related fees and costs of $217,500. Capitalized financing costs were amortized over the maturity period of the convertible notes.
The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a reset provision clause.

The initial relative fair value assigned to the embedded derivatives was $1,403,164.

The warrants are exercisable until three years from April 11, 2006 until April 10, 2009 at a price of $0.20 per share. The Company has the right, but not the obligation, to call these warrants for based on the following criteria:

                            From date of issuance:    Callable price:
                            ----------------------    ---------------
                            From 1 to 150days         Not callable
                            From 151 to 180 days          $0.075
                            From 181 to 210 days           0.125
                            From 211 to 240 days           0.150
                            From 241days after             0.200

The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $320,938.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

                                   (UNAUDITED)

The Company recorded the fair value of the derivatives ($1,403,164) and warrants ($320,938) to debt discount, aggregating $1,724,102, which will be amortized to interest expense over the term of the Notes. Amortization of $164,142 was recorded for the six months ended June 30, 2006.

The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the Convertible Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the due date, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes.


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

As of June 30, 2006 and December 31, 2005 the Company has no preferred stock issued and outstanding. The Company has 101,665,828 and 98,062,892 shares of Class A common stock issued and outstanding at June 30, 2006 and December 31, 2005, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at June 30, 2006 and December 31, 2005

During the six-month period ended June 30, 2006 , the Company issued an aggregate of 2,098,998 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $284,032. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 230,000 shares of Class A common stock in exchange for 230,000 stock options exercised at $0.10 per share, and 83,089 shares of common stock in exchange for 200,000 stock options exercised on a cashless basis (Note F). The Company issued an aggregate of 747,222 shares of Class A common stock in exchange for interest expense in the amount of $82,694 and 110,294 shares issued for previously incurred debt in the amount of $18,000. The Company issued an aggregate of 333,333 shares of Class A common stock for a private placement issued at $0.20 per share in the amount of $66,667.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement with its Chief Executive Officer who is the only holder of shares of Company's Class B common stock. The agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five Class A shares for every one Class B share. As of June 30, 2006, the conversion has not occurred.

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE G - OPTIONS AND WARRANTS

Warrants

In connections with Securities Purchase Agreement the Company entered into on April 11, 2006 and in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of June 30, 2006 using the Binomial Lattice option pricing model. The difference between the fair value of the warrants as of June 30, 2006 and the previous valuations has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company's Class A common stock.

                       Warrants Outstanding                               Warrants Exercisable
                       --------------------                               --------------------
                                    Weighted
                                    Average
                                   Remaining
                    Number        Contractual     Weighted Average      Number     Weighted Average
Exercise Prices   Outstanding     Life (Years)     Exercise Price    Exercisable    Exercise Price
---------------   -----------     ------------     --------------    -----------    --------------

 $        75.00          8,675             0.51          $   75.00         8,675       $    75.00

           0.42        350,000             3.44               0.42       350,000             0.42

           0.30      5,625,000             0.75               0.30     5,625,000             0.30
           0.20      9,821,000             1.85               0.20     9,821,000             0.20
                   -----------     ------------     --------------    ----------    -------------
                    15,804,675             1.49           $   0.28    15,804,675       $     0.28
                   ===========     ============     ==============    ==========    =============

Transactions involving warrants issued to non-employees are summarized as follows:

                                                    Weighted Average
                                Number of Warrants  Price Per Share
Outstanding at December 31, 2003         208,675    $        3.69
   Granted                            31,796,250             0.30
   Exercised                          (4,673,750)            0.24
   Canceled or expired                        --               --
                                   -------------    -------------
Outstanding at December 31, 2004      27,331,175    $        0.34
                                   =============    =============
   Granted                             6,495,000             0.30
   Exercised                         (20,556,500)            0.24
   Canceled or expired
                                        (265,000)            0.25
                                   -------------    -------------
Outstanding at December 31, 2005      13,004,675    $        0.30
                                   =============    =============
   Granted                             3,200,000             0.20
   Exercised                                  --               --
   Canceled or expired                  (400,000)            0.25
                                   -------------    -------------

Outstanding at  June 30, 2006         15,804,675    $        0.28
                                   =============    =============

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE G - OPTIONS AND WARRANTS (Continued)

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



                Options Outstanding                    Options Exercisable
                -------------------                    -------------------
                                 Weighted
                                  Average
                                 Remaining  Weighted                  Weighted
                                Contractual Average                   Average
 Exercise       Number             Life     Exercise   Number         Exercise
  Prices      Outstanding         (Years)    Price     Exercisable     Price
  ------      -----------     ------------- --------- -----------    ----------
      $0.10      2,356,098         3.28       $0.10    2,320,549       $0.10
      $0.25        168,902         4.34       $0.25       84,451       $0.25
                 ---------         ----      ------    ---------     ------
                 2,525,000         3.35       $0.11    2,405,000      $0.11
                 =========         ====      ======    =========     ======

Transactions involving stock options issued to employees and directors are summarized as follows:

                                                  Weighted Average
                                 Number of Options  Price Per Share
Outstanding at December 31, 2003              --    $          --
   Granted                             3,431,098             0.10
   Exercised                                  --               --
   Canceled or expired                        --               --
                                   -------------    -------------
Outstanding at December 31, 2004       3,431,098    $        0.10
                                   =============    =============
   Granted                               168,902             0.25
   Exercised                            (280,000)            0.10
   Canceled or expired                  (190,000)            0.10
                                   -------------    -------------
Outstanding at December 31, 2005       3,130,000    $        0.11
                                   =============    =============
   Granted                                    --               --
   Exercised (Note F)                   (313,089)            0.10
   Canceled or expired                  (291,911)            0.10
                                   -------------    -------------
Outstanding at June 30, 2006           2,525,000    $        0.11
                                   =============    =============

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE G - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

There were no employee stock options granted or vested during the three or six month period ended June 30, 2005. The financial statements for the three-month period ended June 30, 2005 have not been restated upon adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company's pro forma net loss and loss per share would have been $(2,600,589) and $(0.03), respectively, for the six month period ended June 30, 2005.

The estimated value of the employee stock options vested during the six month period ended June 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.875%, a dividend yield of 0% and volatility of 115%. Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2006 was $5,433, net of tax effect.

NOTE H - PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets at June 30, 2006 and December 31, 2005 are as follows:
                                      June 30,    December 31,
                                       2006          2005
Prepaid Services Fees             $     73,414   $     71,321
Prepaid Insurance                       95,430         51,065
License Agreement, net (Note C)         93,750        106,250
Deferred financing costs, net          145,457         70,308
Other prepaid expenses                  25,687         50,352
                                  ------------   ------------
                                  $    433,738   $    349,296
                                  ============   ============
Current                               (168,844)      (168,844)
                                  ------------   ------------
Non-current                       $    264,894   $    204,480
                                  ============   ============

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered. The maturity date of the letter of credit is in April 2006. The Company has accounted for the letter of credit as restricted cash included in the accompanying financial statements

                               SWISS MEDICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION:

                                   (UNAUDITED)

NOTE J - MAJOR CUSTOMERS AND VENDORS

Revenue from three major customers, which accounted for greater than 10% of total sales, approximated $1,136,000 or 84% of total sales for the six months ended June 30, 2006. Total accounts receivable due from these three major customers is approximately $1,422,000 Revenue from three major customers which accounted for greater than 10% of total sales, approximated $2,027,000 or 81% of total sales for the corresponding six months ended June 30, 2005.

There were no purchases from major suppliers, that accounted for greater than 10% of total purchases, for the six months ended June 30, 2006 . Total purchases from two (2) major suppliers, which accounted for more than 10% of total purchases, approximated $850,000 or 42% of purchases for the six months ended June 30, 2005. No accounts payable was due to these suppliers as of June 30, 2005.


NOTE K - RELATED PARTY TRANSACTIONS

One of the Company's major customers is an entity controlled by one of the Company's Directors. There were no related party sales during the quarter ended June 30, 2006 and sales to this related party for the six months ending June 30, 2006 totaled $612,024. The company's Accounts Receivable from the related party totaled $936,714 as of June 30, 2006, including sales to this entity before it became a related party in January 2006.


NOTE L - DEBT DERIVATIVE AND WARRANT LIABILITY

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for identified embedded derivatives and related detachable warrants to purchase its common stock that provide for the payment of liquidated damages if the stipulated registration deadlines were not met as liabilities.

The initial value of both the warrants and the underlying embedded derivatives was $1,724,102 at issuance of the convertible note (Note E). As of the date of this filing, the registration statement has not yet been declared effective by the Security and Exchange Commission. At June 30, 2006, the Company determined the fair value of the embedded derivatives and valued the related warrants using the Binomial Lattice option pricing model. Assumptions regarding the life were two to three years, expected dividend yield of 0%, a risk free rate of 4.9 to 5.06%, and a volatility of 126.4 to 167.6%. The determined value of both the warrants and the underlying embedded derivatives at June 30, 2006 was $1,494,862. The net change of $229,240 in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

Additionally, in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for unrelated issued and outstanding non-employee warrants to purchase its common stock due to the circumstances described above as liabilities. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.86 to 4.88%, and a volatility of 160%. The initial determined fair value of the non-employee warrants as of April 11, 2006 was $1,122,306. At June 30, 2006, the determined fair value of the non-employee warrants was $889,121. The net change of $233,185 in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO, INCLUDED ELSEWHERE WITHIN THIS REPORT.

      Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. References to "we", "our", "us" or the "Company" are to Swiss Medica, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

      Swiss Medica, Inc. is a specialty pharmaceutical company focused on over-the-counter, clinically tested, patented, all-natural products that relieve chronic ailments.

      Swiss Medica's first patented product is an all-natural essential oil product line called "O24 Pain Neutralizer" ("O24") and has been medically proven to provide temporary relief for minor pains associated with arthritis, backaches and other chronic pains. In March, 2005 the Company announced the results of the randomized double blind clinical trial conducted during the fourth quarter of 2004, comparing the Company's O24 pain reliever against a placebo on patients suffering from fibromyalgia. Fibromyalgia is a common and chronic disorder characterized by widespread muscle pain, fatigue, and multiple tender points. According to the National Fibromyalgia Association it is estimated that approximately 3-6% of the U.S. population has fibromyalgia. Based upon the latest expert estimates, fibromyalgia may affect between 8 million and 17 million Americans.

      The study revealed that the group treated with O24 compared to placebo showed statistically significant improvement when measured on the Visual Analog Scale for pain, according to Dr. Gordon Ko, the Head of the Fibromyalgia clinic at the Sunnybrook & Women's Health Sciences Centre at the University of Toronto and the Medical Director for the Canadian Centre for Integrative Medicine in Markham, Ontario.

      Based on these results of this medical study the Company has developed, and successfully launched in August 2005, an O24 product line extension specifically for the fibromyalgia market, `O24 Fibromyalgia'.

      As part of the launch of `O24 Fibromyalgia', the Company also announced a strategic partnership with the National Fibromyalgia Association (NFA). As part of this strategic partnership, the non-profit NFA will receive a percentage of the proceeds from the sale of O24 Fibromyalgia. This revenue will directly benefit people with fibromyalgia by supporting the programs and services of the NFA.

      During 2004 and early 2005, we launched the distribution of O24 Pain Neutralizer into major retail outlets, regional pharmacies and massage clinics in both the United States and Canada. Our retail distribution includes national chains including: Rite Aid Drug Stores, CVS/pharmacy, Shoppers Drug Market and Wal-Mart Canada. In late 2005 the Company also launched the distribution of O24 Fibromyalgia into retail outlets throughout North America.

      In 2005 introduced its second line of patented natural products for depression related symptoms. Specifically, on April 12, 2005, the Company announced the launch of PMS Escape. PMS Escape is an over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). Swiss Medica acquired the exclusive US and Canadian rights to PMS Escape as part of its acquisition of Anti-Depression BioHealth Solutions Inc., in March of 2005. PMS Escape is available in select retailers in the United States and Canada.

      It is the Company's intention to expand its product offerings through either acquisitions, product licenses or product extensions from its current patent portfolio. All future products that Swiss Medica expects to commercialize will have the following attributes:

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

      The Company intends to support its O24 Pain Neutralizer, O24 Fibromyalgia and PMS Escape products with point-of-presence marketing, sampling, print and in-store advertisements, radio spots, and extensive use of public relations, including testimonials and endorsements from medical professionals and recognized celebrities.

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

      On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The main product acquired is 024. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulations called "O24 Pain Neutralizer" and 024 Fibromyalgia in both Canada and the United States. O24 Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet, we have not determined when and if the remaining products will be introduced. In 2003, the combined U.S. over-the-counter and prescription-only market for pain relief products was estimated to be $12 billion.

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

      We believe that safety concerns regarding prescription medications provide a significant opportunity for our products. The market for Vioxx(TM) and Celebrex(TM) drugs may have exceeded $5.0 billion last year. In light of these safety concerns, consumers may hesitate before switching to other related prescription products such as prescription pain relievers. The efficaciousness of both O24 Pain Neutralizer and O24 Fibromyalgia in treating pain sufferers could be at the forefront of these natural alternatives. If awareness of O24 line of products proliferated, it may result in an increase of the Company's sales and significant market share growth.

      We believe that our second product offering, PMS Escape, has an equally significant addressable market. There are millions of women in the US who suffer from the mood/emotional symptoms and experience food cravings associated with PMS. The Company believes that PMS Escape is the only clinically proven over-the-counter product focused on addressing the mood or appetite symptoms associated with PMS.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005:

      Swiss Medica gross revenues were $384,927 and $1,383,328 for the second quarter of 2006 and 2005 respectively, with net revenues (after product returns) of $126,555 and $1,383,328 for the second quarter of 2006 and 2005 respectively.

Due to a low turnover of the O24, foil pack skus, a decision was made in the second quarter of 2006 by a U.S. based retailer to return the 'O24' foil pack skus but to keep 'O24' one ounce bottle sku on their shelves. Another retailer decided to return all 'O24' product which accounted for the sales returns of $258,372 during the quarter ended June 30, 2006. Swiss Medica has decided to re-focus the 'O24' foil pack skus toward the healthcare professional market, initially in the United States, while keeping the 'O24' one ounce bottle sku as the main focus of the retailers in North America.

The following is a summary of financial information for the three months ending June 30, 2006 and 2005 respectively:


                                         THREE MONTHS ENDING JUNE 30
                                            2006            2005
                                        -----------     -----------

Revenue
Gross Sales                             $   384,927     $ 1,383,328
Less: Sales Returns                        (258,372)             --
                                        -----------     -----------

Net Sales                                   126,555       1,383,328
Cost of Sales                               272,852         256,137
                                        -----------     -----------

Gross Profit                               (146,297)      1,127,191
                                                116%             81%

Operating Expenses:
Wage & Salaries                             326,254         364,344
Marketing & Promotions                    1,317,763       1,600,339
Selling, General and Admin                2,008,447         654,944
Depreciation and Amortization                48,855          46,459
                                        -----------     -----------

Total Operating Expenses                  3,701,319       2,666,086

Loss from Operations                     (3,847,616)     (1,538,895)


Interest Expense                           (462,975)        (35,012)
Gain on Revaluation-Warrant Liability       462,425              --
Provision for Income Taxes                       --              --

Net Loss                                $ ( 3,848,166)  $(1,573,907)
                                        ===========     ===========



      SALES

Our gross revenues from operations (before sales returns) for the quarter ended June 30, 2006 were $384,927, compared to $1,383,328 for the quarter ended June 30, 2005 and were generated predominately by sales to (approximate figures):

                                  Gross sales before sales returns
                                     Three months ending June 30,
                                       2006              2005
                                 ---------------   ---------------

U.S. based retail outlets:       $       208,000   $       944,000
Canadian based retail outlets:           145,000           344,000
Natural Health Retailers:                 26,000            31,000
Other:                                     6,000            64,000




                                        Gross sales before sales returns
                                           Six months ending June 30,
                                           2006              2005
                                      ---------------   ---------------

U.S. based healthcare distributors:   $       624,000   $            --
U.S. based retail outlets:                    547,000         1,709,000
Canadian based retail outlets:                310,000           642,000
Natural Health retailers:                     124,000            66,000
Other:                                          1,000            93,000

      COST OF SALES AND GROSS PROFIT

      Cost of sales for our quarter ending June 30, 2006 were $272,852 compared to $256,137 for the three months ending June 30, 2005. As a result of the product returns from a major retailer, a one time charge to cost of sales was incurred during the quarter ended June 30, 2006. Although it is Management's belief that it was not bound to accept the product return, it was decided to accept the returns in order to maintain and ensure ongoing relations with this retailer, who is still carrying several other skus of our product. It was decided that not to allow the product return would jeopardize our relationship and our other product brands in their retail outlets. We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      A summary of our Selling, General and Administrative costs is as follows:

      Stock-based compensation to consultants and professional advisors totaled $125,719 for the quarter ending June 30, 2006 compared to $180,000 for the three months ending June 30, 2005 ($284,032 and $250,350 for the six months ending June 30, 2006 and 2005 respectively). Stock based compensation was granted to recruit and compensate legal, marketing, business and development advisors. The Company also charged $5,433 of employee stock option expense to operations during the six months ended June 30, 2006, upon the adoption of SFAS 123R on January 1, 2006.

      Selling, General and Administrative costs totaled approximately $3.7 million and $2.7 million for the quarters ending June 30, 2006 and 2005 respectively ($5.9 million and $4.6 million for the six months ending June 30, 2006 and 2005 respectively) and include primarily:

      o $1,751,000 on advertising, product marketing, public and investor relations ($2,886,000 for the six months ending June 30, 2006)
      o $326,000 on payroll and related benefits ($666,000 for six months ending June 30, 2006)
      o $79,000 on agent's fees & logistic services ($200,000 for six months ending June 30, 2006)
      o $362,000 on fees and licenses ($479,000 for six months ending June 30, 2006)
      o     $109,000 on legal fees ($176,000 for the six months ending June 30,
            2006)
      o $500,000 allowance for bad debt ($525,000 for the six months ending June 30, 2006)


      Other selling, general and administrative costs include insurance, rent, travel, and other office expenses.

      Depreciation and Amortization

      Depreciation and Amortization expenses of $48,855 and $46,459 were incurred during the quarters ended June 30, 2006 and 2005 respectively ($97,709 and $96,727 for the six months ending June 30, 2006 and 2005 respectively), to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and office equipment purchases.

      INTEREST EXPENSE

      Interest expenses of $462,975 and $35,012 were incurred during the quarters ending June 30, 2006 and 2005 respectively ($655,260 and $66,256 for the six months ending June 30, 2006 and 2005 respectively). This relates to interest paid on promissory notes and redeemable debentures, including non cash charges of $188,125 relating to amortize the debt discount on the note payable and convertible debentures and a further $82,694 non-cash charge relating to common shares issued in exchange for financing expenses.

      Liquidity and Capital Resources

      As of June 30, 2006 we had $37,594 in usable cash and $150,000 in restricted cash which is currently not available to us. Our current liabilities exceed current assets in the amount of $1,988,803. As a result of our operating losses incurred during the second quarter of 2006, adjusted by $289,465 of common stock and stock options issued to employees and consultants in exchange for compensations, $45,947 of amortization of common stock and warrants issued in prior periods in exchange for deferred financing costs, $97,709 of depreciation and amortization of fixed assets and intangible assets, $164,142 of convertible debenture amortization of debt discount charged to interest expense, $102,724 of share issuance charged to interest expense, $1,565,744 of decrease in assets, and $849,714 of increases in accrued liabilities, and a $462,425 gain on the revaluation of warrant liability, we generated a cash flow deficit from operating activities of $2,657,884 for the six months ending June 30, 2006. We met our cash requirements primarily through the net proceeds from issuing notes payable and convertible notes payable of approximately $2,560,111 during the six months ended June 30, 2006, and a private equity placement from the sale of common stock in the amount of $89,667.

      On April 11, 2006 (the "First Closing Date"), the Company closed a financing transaction in which it sold secured convertible redeemable debentures to Montgomery Equity Partners, Ltd., to raise gross proceeds of $2,000,000. The Company received $1,300,000 on the First Closing Date, and the balance of $700,000 on June 12, 2006.

      We will be seeking to continue funding our operations through

      o debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations, including an operating line of credit secured by trade accounts receivable;
      o     The continued exercise of warrants to purchase common shares;

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

RISK FACTORS

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

OUR DEBT AGREEMENTS CONTAIN RESTRICTIVE COVENANTS AND OUR DEBT OBLIGATIONS ARE SUBSTANTIAL IN RELATION TO OUR ASSETS.

      At June 30, 2006, we had approximately $4.8 million of outstanding indebtedness, including $4.8 million in secured and unsecured notes.

      Some of our debt instruments impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends. These restrictions limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness could have significant negative consequences, including:

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

      Indebtedness under $4.2 million of our notes is secured by a security interest in favor of the lender in substantially all of our assets. If we were unable to pay our secured obligations when due or otherwise default on our obligations to secured creditors, these creditors could foreclose their security interests or mortgages in our assets. Any foreclosure action by our secured creditors could cause us to seek to protection under the federal bankruptcy code which, in turn, would have a material adverse effect on the market value of our Common Stock and could result in the loss of your entire investment in the Company.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES FROM SALES TO MEET OUR OPERATING AND DEBT SERVICE OBLIGATIONS.

      Since the Company has only operated for two years and issued debt securities just over one year ago, we have little experience in repaying our debt. Inadequate cash flows caused in part by delinquent accounts, seasonality and poor revenues could affect our ability to meet our operating and debt service requirements, which are significant. Future revenues and expenses of the Company are subject to conditions that may change to an extent that we cannot determine at this time. If we are unable to generate sufficient revenues to meet our operating and debt service obligations, then our business will be materially and adversely affected, we may go bankrupt and you may lose your entire investment in the Company.

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

WE MAY NOT BE SUCCESSFUL IN ACQUIRING OR LICENSING NEW PRODUCTS.

      We are currently seeking to license or acquire new products or companies with bioscience products, manufacturing or distribution capabilities consistent with our commercial objectives. Our recent acquisition of ADBSI notwithstanding, there can be no assurance that we will be able to acquire such products. We may not be able to find and acquire additional bioscience products with demonstrative competitive advantages. We presently do not have the capital to make acquisitions. Accordingly, in the near term, any such acquisitions would most likely require that we issue stock to effect acquisitions which would result in dilution to our shareholders.

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

      The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 product. However, there is no assurance we will be able to obtain patent protection for any derivative uses of O24, PMS Escape, or for any other products we may later acquire or develop. We also cannot assure investors that we will be able to obtain foreign patents to protect our products.

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

      Our executive officers and directors (and their affiliates), in the aggregate, own approximately 11% of our outstanding Class A common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 103,665,828 shares of Class A and Class B Common Stock outstanding at August 4, 2006. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, and a director, owns 2,359,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common stock and may be converted into five shares of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

      Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have a material adverse effect on the liquidity and/or market price of our common stock. WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE YOUR OWNERSHIP INTEREST.

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

ITEM 3. CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There was no change in our internal control over financial reporting during our second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      During the three months ended June 30, 2006 we issued 1,042,748 shares of our common Stock to various individuals and corporations in exchange for consulting services and services rendered by members of our Board of Directors. The total value of the services we received in conjunction with the issuance of the 1,042,748 shares of our Common Stock was $125,719. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In May of 2006 we agreed to issue 333,333 shares of our restricted Common Stock to an investor in exchange for a total investment of $66,666, or $0.20 per share. The transaction was exempt from registration pursuant to Regulation S of the Securities Act of 1933, inasmuch as the offer and sales occurred outside of the United States.

      During the quarter ending June 30, 2006 we issued 747,222 shares of our restricted Common Stock to various individuals and corporations in exchange for interest due on notes payable of $82,694. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      In the month of June 2006 we agreed to issue 110,294 shares of our restricted Common Stock to members of our Board of Directors in exchange for previously incurred debt. The total value of the services we received in conjunction with the issuance of the 110,294 shares of our Common Stock was $18,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS

      31.1. Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)

      31.2. Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)

      32.1. Certification of the Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

      32.2. Certification of the Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SWISS MEDICA, INC.

                                     /s/ Raghunath Kilambi
                                     -------------------------------------------
Date:  August 21, 2006               Raghunath Kilambi, Chief Executive Officer

                                     /s/ Bruce Fairbairn
                                     -------------------------------------------
Date:  August 21, 2006               Raghunath Kilambi, Chief Financial Officer