Form 10QSB
period 2006-09-30
SWISS MEDICA INC
filed 2006-11-20
CIK 318245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 1, 2006 the Company had 104,092,353 shares of its par value $0.001 Class A common stock and 2,000,000 shares of its par value $0.001 Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                               SWISS MEDICA, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets:
                September 30, 2006 and December 31, 2005                       2

                Condensed Consolidated Statements of Losses:
                Three and Nine Months Ended September 30, 2006 and 2005        3

                Condensed Consolidated Statements of Cash Flows:
                Nine Months Ended September 30, 2006 and 2005                  4

                Notes to Unaudited Condensed Consolidated Financial
                Information: September 30, 2006                                6

      Item 2. Management's Discussion and Analysis or Plan of Operation       24

      Item 3. Controls and Procedures                                         34

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                               34

      Item 2. Unregistered Sale of Equity Securities and Use of Proceeds      34

      Item 3. Defaults Upon Senior Securities                                 34

      Item 4. Submission of Matters to a Vote of Security Holders             34

      Item 5. Other Information                                               35

      Item 6. Exhibits                                                        35

                               SWISS MEDICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                       September 30, 2006  December 31, 2005
                                                                                       ------------------  -----------------
ASSETS:

Cash and cash equivalents                                                                 $         --       $     45,700
Restricted Cash                                                                                150,000            150,000
Accounts receivable, net of allowance for doubtful accounts of $25,512 and $29,625 at
September 30, 2006 and December 31, 2005, respectively                                       1,330,518          2,932,893
Accounts receivable - related parties, net of allowance for doubtful accounts of
$500,000 and $0 at September 30, 2006 and December 31, 2005, respectively (Note K)             426,377                 --

Inventories (Note B)                                                                         1,765,556          2,502,942

Prepaid expenses and deposits (Note H)                                                         103,201            144,816
                                                                                          ------------       ------------

Total current assets                                                                         3,775,652          5,776,351

Property and equipment:  (Note C)

Property and equipment:                                                                        329,837            329,837

Less: accumulated depreciation                                                                 108,506             59,030
                                                                                          ------------       ------------

Total property and equipment                                                                   221,331            270,807

Other assets:
Intangible assets, net of accumulated amortization of $549,394 and $452,307 at
September 30, 2006 and December 31, 2005, respectively (Note C)                                210,356            307,442

Prepaid and other (Note H)                                                                     188,166            204,480

Goodwill                                                                                            --            500,000
                                                                                          ------------       ------------

Total other assets                                                                             398,522          1,011,922

Total assets                                                                              $  4,395,505       $  7,059,080
                                                                                          ============       ============

LIABILITIES AND (DEFICIENCY IN ) STOCKHOLDERS' EQUITY:


Cash disbursed in excess of available funds                                               $    128,138       $         --
Accounts payable and accrued liabilities                                                     3,909,366          2,653,953
Notes payable, current portion (Note D)                                                      2,698,181          2,186,800
                                                                                                                  315,586
Convertible notes payable, current maturities, net of debt discount (Note E)                        --
                                                                                                             ------------
Total current liabilities                                                                    7,051,271          4,840,753

                                                                                                                  692,221
Convertible notes payable, net of debt discount, long-term portion (Note E)                         --
                                                                                                                1,101,522
Fair value of debt derivative and allocated fair value of related warrants (Note L)                 --
Accrued liabilities, long-term portion                                                          11,902             14,463
                                                                                          ------------       ------------

Total long term liabilities                                                                  1,805,645             14,463

(Deficiency in) Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued
at September 30, 2006 and December 31, 2005, respectively (Note F)                                  --                 --
Class A Common stock, par value $ .001 per share; 200,000,000 shares authorized;
102,482,597 and 98,062,892 shares issued at September 30, 2006 and December 31, 2005,
respectively (Note F)                                                                          102,483             98,063
Class B Common stock, par value $.001 per share; 5,000,000 shares authorized; 2,000,000          2,000              2,000
shares issued at September 30, 2006 and December 31, 2005, respectively (Note F)
Additional paid-in capital                                                                  33,470,383         33,893,323
Accumulated deficit                                                                        (38,036,277)       (31,789,522)
                                                                                          ------------       ------------

Total (deficiency in) stockholders' equity                                                  (4,461,411)         2,203,864
Total liabilities and (deficiency in) stockholders' equity                                $  4,395,505       $  7,059,080
                                                                                          ============       ============

  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                      For the three months ended September 30,     For the nine months ended September 30,
                                              2006             2005                         2006             2005
                                          -------------    -------------                -------------    -------------
Revenues, net                             $     132,636    $   1,771,137                $   1,480,692    $   4,281,877

Cost of Sales                                    45,949          415,030                      517,471          874,402
                                          -------------    -------------                -------------    -------------

Gross Profit                                     86,687        1,356,107                      963,221        3,407,475

Operating Expenses:

Selling, General and Administrative           1,371,276        2,796,769                    7,268,169        7,285,743

Impairment of Goodwill (Note C)                 500,000               --                      500,000               --

Depreciation and Amortization                    48,854           47,867                      146,563          144,594
                                          -------------    -------------                -------------    -------------

Total Operating Expenses                      1,920,130        2,844,636                    7,914,732        7,430,337

Loss from Operations                         (1,833,443)      (1,488,529)                  (6,951,511)      (4,022,862)

Interest Expense, net                          (777,745)         (58,170)                  (1,433,005)        (124,426)
Net Gain on Revaluation of Warrant
Liability (Note L)                            1,675,336               --                    2,137,760               --

Provision for Income Taxes                           --               --                           --               --

Net Loss                                  $    (935,852)   $  (1,546,699)               $  (6,246,756)   $  (4,147,288)
                                          =============    =============                =============    =============

Loss per common share (basic and
assuming dilution)                        $       (0.01)   $       (0.02)               $       (0.06)   $       (0.05)
                                          =============    =============                =============    =============

Weighted average common shares
outstanding                                 101,783,467       88,956,096                  100,341,994       84,199,598
                                          -------------    -------------                -------------    -------------

  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the nine months September 30,
                                                                                     2006           2005
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(6,246,756)   $(4,147,288)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Common stock issued in exchange for services rendered                                 303,912        560,825

Common stock issued in exchange for financing costs                                        --         35,900
Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs                                              --       (167,500)

Warrant amortization charged to interest expense                                      148,530             --

Share issuances charged to interest expense                                           113,654             --

Convertible debenture amortization charged to interest expense                        555,782             --

Stock based compensation                                                                5,433             --

Net gain on revaluation of warrant liability                                       (2,137,760)            --

Depreciation and amortization                                                         146,563        144,594

Impairment of Goodwill (Note C)                                                       500,000             --

Decrease in Prepaid Expense                                                                --         74,933

(Increase) decrease in accounts receivable                                          1,175,998     (2,002,771)

(Increase) decrease in inventories                                                    737,386     (2,217,805)

Decrease in deposits and other assets                                                  57,929       (331,776)

Increase in cash disbursed in excess of available funds                               128,138         48,900

Increase in accounts payable and accrued liabilities                                1,270,852      1,490,214
                                                                                  -----------    -----------

Net cash (used in) operating activities                                            (3,240,338)    (6,511,774)

Cash flows from investing activities:

Purchase of property and equipment                                                         --       (255,718)
                                                                                  -----------    -----------

Net cash (used in) investing activities                                                    --       (255,718)

Cash flows from financing activities:

Proceeds from notes payable, net of repayments                                        500,971        973,200
Proceeds from sale of common stock and exercise of stock options, net of
costs and fees                                                                         99,667      4,872,200

Proceeds from convertible debentures, net of repayments                             2,594,000       (500,000)
                                                                                  -----------    -----------

Net cash provided by financing activities                                           3,194,638      5,345,400

Net (decrease) in cash and cash equivalents                                           (45,700)    (1,422,092)

Cash and cash equivalents at the beginning of the period                               45,700      1,630,559
                                                                                  -----------    -----------
Cash and cash equivalents at the end of the period                                $        --    $   208,467
                                                                                  ===========    ===========

  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                      For the nine months September 30,
                                                                                             2006          2005
                                                                                          -----------   -----------
Supplemental Disclosures of Cash Flow Information:
     Interest paid in cash                                                                $   615,038   $   124,426

     Income taxes paid in cash                                                                     --            --
     Issuance of common stock in exchange for services (Note F)                               303,912       560,825

     Common stock issued in exchange for financing expense (Note F)                                --        35,900
     Cancellation of common stock issued in prior year in connection with
acquisition of research and development costs                                                      --       167,500
     Issuance of common stock in exchange for previously incurred debt (Note F)                18,000     1,043,000
     Issuance of common stock in exchange for convertible debenture (Note E and F)             25,000            --
    Acquisition of ADBSI (Note C):

        Assets acquired                                                                            --       196,637

        Goodwill                                                                                   --       500,000

       Common stock issued                                                                         --      (600,000)
                                                                                          -----------   -----------
        Net cash paid for acquisition                                                     $        --   $    96,637
                                                                                          ===========   ===========

  See accompanying footnotes to the unaudited condensed consolidated financial information

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The sales contracts the Company entered into with its customers had no price protection and through the period ended September 30, 2006, the Company recognized revenues upon title transfer and shipment. The Company has limited operating history, and the products are innovative. The Company has not accrued for sales returns in prior periods based on management's evaluation of its product's positioning in the marketplace and product ranking particularly in the Canadian marketplace. Retail sell through experienced at similar retailers, and product acceptance within the medical and pain management consumer associations suggested there would be no (or minimal) product returns.

During the second quarter of 2006 a major retailer returned one sku of the Company's O24 product. Although it was a sell through contract and the retailer had made payments in connection with this sale, the decision to accept the return and issue a refund to the retailer was predicated upon maintaining an ongoing business relationship with this retailer, who is still carrying the main O24 sku of the same product and has decided to carry another of the Company's products. In that the Company's management wishes to maintain a solid relationship with this retailer and allow for other potential future business with this valuable customer, the decision was made to accept the product return.

Additionally, during the second quarter of 2006 a major retailer returned two skus of O24 product which was purchased around August of 2005. Management did not anticipate a return for this sale and therefore no reserve was established in prior periods based upon retail sell through experienced at similar retailers, as well as other evaluation. The Company's management had determined that in future periods, additional measures will be taken to evaluate and estimate the potential for product returns. Should a product return be indicated or predicted, an accrual for product returns will be established.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred advertising costs of $402,845 and $1,128,777 for the quarters ended September 30, 2006 and 2005, respectively, and $2,833,341 and $2,729,115 for the nine months ended September 30, 2006 and 2005, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $525,512 and $29,625 at September 30, 2006 and December 31, 2005, respectively.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine month period ending September 30, 2006 was $5,433, net of tax effect.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:


                                                                   September 30,
                                                                      2005

      Net loss                                                    $  (4,147,288)
      Deduct: stock-based compensation expense, net of tax                   --
                                                                  -------------

      Pro forma net loss                                          $  (4,147,289)
                                                                  =============


      Net loss per common share -- basic (and assuming dilution):
           As reported                                            $       (0.05)
           Deduct: stock-based compensation expense, net of tax              --
                                                                  -------------

           Pro forma                                              $       (0.05)
                                                                  =============

Disclosure for the period ended September 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (`SFAS 158'). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders' equity). SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (`SAB 108'). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of September 30, 2006 and December 31, 2005 are as follows:

                                       September 30, 2006      December 31, 2005

      Raw Materials                         $  850,599             $  854,424
      Finished Goods                           914,957              1,648,518
                                            ----------             ----------
                                            $1,765,556             $2,502,942
                                            ==========             ==========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The intangible assets acquired from General Cosmetics and carrying value at December 31, 2005 are:

                                   Gross                                          Weighted Average
                                  Carrying   Accumulated              Residual      Amortization
                                   Amount    Amortization     Net       Value      Period (Years)
Amortizable Intangible Assets:
Patents                          $ 563,250    $(295,708)   $ 267,542   $      --          5.0
Customer Mailing Lists              30,000      (15,750)      14,250          --          5.0
Trademarks                          45,000      (23,625)      21,375          --          5.0
Non-compete agreements             112,500     (112,500)          --          --          2.0
Other                                9,000       (4,725)       4,275          --          5.0
                                 ---------    ---------    ---------   ---------    ---------

Total                            $ 759,750    $(452,308)   $ 307,442   $      --          4.6
                                 =========    =========    =========   =========    =========

The intangible assets acquired from General Cosmetics and carrying value at September 30, 2006 are:

                                   Gross                                          Weighted Average
                                  Carrying   Accumulated              Residual      Amortization
                                   Amount    Amortization     Net       Value      Period (Years)
Amortizable Intangible Assets:

Patents                           $ 563,250    $(380,194)   $ 183,056   $     --          5.0
Customer Mailing Lists               30,000      (20,250)       9,750         --          5.0
Trademarks                           45,000      (30,375)      14,625         --          5.0
Non-compete agreements              112,500     (112,500)          --         --          2.0
Other                                 9,000       (6,075)       2,925         --          5.0
                                  ---------    ---------    ---------   --------     --------

Total                             $ 759,750    $(549,394)   $ 210,356   $     --          4.6
                                  =========    =========    =========   ========     ========

Total amortization expense charged to operations for the nine month period ended September 30, 2006 and 2005 were $97,088 and $118,181, respectively. Estimated amortization expense as of is as follows:

      Remaining of fiscal 2006                                          $ 32,365
      Fiscal 2007                                                        129,450
      Fiscal 2008
                                                                          48,541
      Total                                                             $210,356
                                                                        ========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The following summarizes the acquisition of ADBSI:

      Assets acquired                                                   $196,637
      Goodwill                                                           500,000
                                                                        --------
      Total purchase price                                              $696,637
                                                                        ========

      Issuance of 2,105,263 shares of common stock                      $600,000
      Cash paid                                                           96,637
                                                                        --------
      Total purchase price                                              $696,637
                                                                        --------

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

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. At September 30, 2006, it was determined that the value of the goodwill was impaired. An expense of $500,000 was charged against earnings for the nine months ended September 30, 2005.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

NOTE D - NOTES PAYABLE

A summary of notes payable at September 30, 2006 and December 31, 2005 is as follows:

                                                         September 30, 2006     December 31, 2005
Notes payable to Strategic Equity Corp.; interest rate       $       --             $  554,400
24% per annum; interest only payable monthly, maturity
date is April 28, 2006. (b)

Notes payable to Strategic Equity Corp.; interest rate               --                621,600
24% per annum; interest only payable monthly, maturity
date is June 5, 2006. (a)

Notes payable to Strategic Equity Corp.; interest rate        1,305,567                     --
24% per annum; principal and interest payable monthly,
maturity dates are October 30, 2006 and December 15,
2006. (c)

Notes payable to Double U Master Fund.; interest rate           560,000                560,000
24% per annum; interest only payable monthly, maturity
date is December 20, 2006. (d)

Notes payable to Double U Master Fund.; interest rate           250,000                250,000
24% per annum; interest only payable monthly, maturity
date is December 20, 2006. (e)

Notes payable on demand to Cigam Trust.; interest rate           50,000                 50,000
18% per annum; interest only payable monthly. (f)

Notes payable on demand to G. Feldbaum.; interest rate           50,000                 50,000
18% per annum; interest only payable monthly. (f)

Notes payable on demand.; interest rate 20% per annum;           84,000                 84,000
interest only payable monthly. (g)

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

(Continued)

                                                                             September 30,   December 31,
                                                                             -------------   ------------
                                                                                 2006           2005
                                                                              -----------    -----------
Notes payable on demand; interest rate 18% per annum; interest only
payable monthly. (h)                                                               16,800         16,800
Notes payable to a related party, due upon demand; non interest bearing (i)       207,814             --
Notes payable to an individual, due August 11, 2006. The Company is in
default under the terms of the note (j)                                           174,000             --
                                                                              -----------    -----------
Total                                                                           2,698,181      2,186,800
Less: current portion                                                          (2,698,181)    (2,186,800)
Long term portion                                                             $        --    $        --
                                                                              ===========    ===========

      a) Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600
            USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.30 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. This note was cancelled on December 5, 2005 and replaced with a new note for the sum of $740,000 CAD (approximately $621,600
            USD). Pursuant to the Agreement, the Company issued to Strategic Equity 70,000 warrants to purchase an aggregate of 70,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.14 which was the closing price of the Company's common stock on December 5, 2005. The Company valued the warrants granted in the amount of $9,177, and accounted for as a deferred financing cost. During the nine months ended September 30, 2006, $9,177 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

      b) Notes Payable: On October 28, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $660,000 Canadian Dollar (CAD) (approximately $554,400
            USD) being delivered to the Company on or before October 28, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 175,000 shares of the Company's Class A common stock as extra financing charges. The Company valued the common shares issued at $0.129 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The Company also issued to Strategic Equity 50,000 warrants to purchase an aggregate of 50,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on October 28, 2005. The Company valued the warrants granted in the amount of $5,590, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the nine months ended September 30, 2006, $5,590 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity date of April 28, 2006. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

      c) Notes Payable: On April 28, 2006, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Strategic Equity Corp. ("Strategic Equity") for the sum of $1,575,000 Canadian Dollar (CAD) (approximately $1,357,758 USD) being delivered to the Company on or before April 28, 2006. Pursuant to the Agreement, the Company issued to Strategic Equity 722,222 shares of the Company's Class A common stock as extra financing charges valued at $79,444, and the value of common shares issued was charged to operations during the nine months ended September 30, 2006. The promissory note in the amount of $1,575,000 CAD is interest and principal payable monthly at 24% per annum with the maturity dates on October 30, 2006 ($739,910 CAD) and December 15, 2006 ($835,090 CAD). Pursuant to the Agreement, the Company issued to Strategic Equity 600,000 warrants to purchase an aggregate of 600,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company's common stock on September 30, 2006. The Company valued the warrants granted in the amount of $83,040, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the nine months ended September 30, 2006, $58,335 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note is secured by the Company's trade accounts receivable and a security charge over all unsecured assets of the Company. During the quarter ended September 30, 2006, the Company paid down $57,878CAD in principal. The balance of the note at September 30, 2006 amounted $1,517,122 CAD (approximately $1,305,567 USD).

      d) Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the "Agreement") with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note was secured by the Company's inventory and accounts receivable. This note was cancelled on December 20, 2005 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before December 20, 2005. Pursuant to the Agreement, the Company issued to Double U Master Fund warrants to purchase an aggregate of 250,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.50 years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company's common stock on December 20, 2005. The Company valued the warrants granted in the amount of $29,650, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the nine months ended September 30, 2006, $27,858 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

      d) (Continued) This note was cancelled on June 20, 2006 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before June 20, 2006. Pursuant to the Agreement, the Company issued to Double U Master Fund 600,000 warrants to purchase an aggregate of 600,000 shares of the Company's Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company's next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.0 years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company's common stock on June 20, 2006. The Company valued the warrants granted in the amount of $86,400, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the nine months ended September 30, 2006, $50,848 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of December 20, 2006. The promissory note is secured by the Company's inventory and accounts receivable.

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

      f) Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company's Class A common stock at approximately $0.30 per share. Interest expense of $13,500 was charged to operations during the three month period ended September 30, 2006. Each promissory note in the amount of $50,000 is interest only payable monthly at 18% per annum and is due upon demand. These notes are unsecured.

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

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - NOTES PAYABLE (Continued)

      i) Demand Note: On June 1, 2006 the Company entered into an Agreement with a related party for the sum of $37,000 Canadian Dollar (CAD) (approximately $33,300 USD) being delivered to the Company on or before June 8, 2006. On September 30, 2006 the Company entered into an Agreement with a related party for the sum of $186,500 Canadian Dollar (CAD) (approximately $174,514 USD) being delivered to the Company on or before September 30, 2006 These promissory notes are interest free and are due upon demand. These notes are unsecured.

      j) Demand Note: On July 29, 2006 the Company entered into an Agreement with an individual for the sum of $200,000 Canadian Dollar (CAD) (approximately $174,000 USD) being delivered to the Company on or before July 29, 2006. The promissory note in the amount of $200,000
            (CAD) is non interest bearing, with an $8,000 fee payable upon maturity, with a maturity date of August 11, 2006. This unsecured note is guaranteed by a related party. The Company is currently in default under the terms of the note agreement.

Additionally, the Company entered into an Agreement on January 4, 2006 for the sum of $400,000 Canadian Dollar (CAD) (approximately $348,000 USD) being delivered to the Company on or before January 4, 2006. The promissory note in the amount of $400,000 (CAD) is non interest bearing, with a $25,000 fee payable upon maturity, with a maturity date of March 28, 2006. On March 28, 2006, this note was renewed upon the same terms for a further three month period, with a maturity date of June 28, 2006. On June 28, 2006 this note was renewed for a further one month period, with a maturity date of July 28, 2006. This note is secured by the personal assets of a related party. This note was paid in full on August 25, 2006.

NOTE E - CONVERTIBLE NOTES PAYABLE

                                                              September 30, 2006      December 31, 2005
                                                              ------------------      -----------------
Convertible notes payable dated April 11, 2006; interest        $    501,844             $        --
rate 12% per annum for the first 150 days, 8%
thereafter; due December 7, 2007; note holder has the
option to convert unpaid note principal the Company's
common stock at the lower of (i) $0.175 or (ii) 80% of
the lowest closing bid price of the Company's common
stock during the five days immediately preceding the
conversion date. The Company granted the note holder a
security interest in all of the Company's assets and
registration rights. Net of unamortized debt discount of
$773,156.

Convertible notes payable dated June 12, 2006; interest              190,377                      --
rate 12% per annum for the first 150 days, 8%
thereafter; due February 8, 2008; note holder has the
option to convert unpaid note principal the Company's
common stock at the lower of (i) $0.175 or (ii) 80% of
the lowest closing bid price of the Company's common
stock during the five days immediately preceding the
conversion date. The Company granted the note holder a
security interest in all of the Company's assets and
registration rights. Net of unamortized debt discount of
$509,623.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE E - CONVERTIBLE NOTES PAYABLE (Continued)

(Continued)

Convertible notes payable dated August 24, 2006;
effective interest rate 23% per annum; due December 29,
2006; note holder has the option to convert unpaid note
principal the Company's common stock at 75% of the
average closing bid price of the Company's common stock
for the five days immediately preceding the conversion
date. The Company granted the note holder a security
interest in all of the Company's assets and registration
rights. Net of unamortized debt discount of $278,414.                315,586                      --
                                                                ------------             -----------
                                                                   1,007,807                      --
Less current maturities                                             (315,586)                     --
                                                                ------------             -----------
Long term portion                                               $    692,221             $        --
                                                                ============             ===========

Convertible Notes dated April 11, 2006 and June 12, 2006:

The Company entered into a Securities Purchase Agreement with accredited investors on April 11, 2006 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company's common stock. The Convertible Notes accrues interest at 12% per annum for the first 150 days, 8% thereafter, payable and due as described above. The noteholder has the option, commencing after 150 calendar days, to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.175, with certain reset provisions, or (ii) 80% the lowest price per share in the last reported trade of the Company's common stock on the OTC - Bulletin Board or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The Company has certain early redemption provisions. As of September 30, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,782,500. The proceeds that the Company received were net of related fees and costs of $217,500. Capitalized financing costs were amortized over the maturity period of the convertible notes.

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

The warrants are exercisable until three years from April 11, 2006 until April 10, 2009 at a price of $0.20 per share. The Company has the right, but not the obligation, to call these warrants for based on the following criteria:

      From date of issuance:                          Callable price:
      ----------------------                          ---------------
      From 1 to 150 days                                Not callable
      From 151 to 180 days                                $0.075
      From 181 to 210 days                                 0.125
      From 211 to 240 days                                 0.150
      From 241days after                                   0.200

The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $320,938.

The Company recorded the fair value of the derivatives ($1,403,164) and warrants ($320,938) to debt discount, aggregating $1,724,102, which will be amortized to interest expense over the term of the Notes. Amortization of $441,323 was recorded for the nine months ended September 30, 2006. During the period ended September 30, 2006, the Company issued 480,769 shares if its common stock in exchange for $25,000 in principal of the note.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE E - CONVERTIBLE NOTES PAYABLE (Continued)

Convertible Note dated August 24, 2006:

The Company entered into a Securities Purchase Agreement with an accredited investor on August 24, 2006 for the issuance of a $594,000 convertible note ("Convertible Note"). The net proceeds of the Convertible Note were discounted to an effective interest rate of 23% per annum. The noteholder has the option, commencing at the maturity date of December 29, 2006, to convert any unpaid note principal to the Company's common stock at a rate of 75% of the average closing bid price per share for the five days immediately preceding the conversion date. As of September 30, 2006, the Company issued to the investor a Convertible Note in a totaling $594,000 in exchange for net proceeds of 550,000. The proceeds that the Company received were net of related fees, interest and costs of $44,000.

The Notes include certain features that are considered embedded derivative financial instruments.

The initial relative fair value assigned to the embedded derivatives was $392,874.

The Company recorded the fair value of the derivatives to debt discount which will be amortized to interest expense over the term of the Notes. Amortization of $114,459 was recorded for the nine months ended September 30, 2006.

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

As of September 30, 2006 and December 31, 2005 the Company has no preferred stock issued and outstanding. The Company has 102,482,597 and 98,062,892 shares of Class A common stock issued and outstanding at September 30, 2006 and December 31, 2005, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at September 30, 2006 and December 31, 2005.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE F - CAPITAL STOCK (Continued)

During the nine-month period ended September 30, 2006, the Company issued an aggregate of 2,334,998 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $303,912. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 330,000 shares of Class A common stock in exchange for 330,000 stock options exercised at $0.10 per share, and 83,089 shares of common stock in exchange for 200,000 stock options exercised on a cashless basis (Note F). The Company issued an aggregate of 747,222 shares of Class A common stock in exchange for interest expense in the amount of $82,694 and 110,294 shares issued for previously incurred debt in the amount of $18,000. The Company issued an aggregate of 480,769 shares of common stock in exchange for $25,000 of its convertible debenture. The Company issued an aggregate of 333,333 shares of Class A common stock for a private placement issued at $0.20 per share in the amount of $66,667.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement with its Chief Executive Officer who is the only holder of shares of Company's Class B common stock. The agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five Class A shares for every one Class B share. As of September 30, 2006, the conversion has not occurred.

NOTE G - OPTIONS AND WARRANTS

Warrants

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of September 30, 2006 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of September 30, 2006 and the previous valuation as of June 2006 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company's Class A common stock.

                      Warrants Outstanding                                 Warrants Exercisable
                                    Weighted
                                    Average
                                   Remaining
 Exercise           Number        Contractual    Weighted Average       Number         Weighted Average
  Prices         Outstanding     Life (Years)     Exercise Price     Exercisable        Exercise Price
  ------         -----------     ------------     --------------     -----------        --------------
$   75.00             8,675              0.26        $   75.00             8,675           $   75.00

     0.42           350,000              3.18             0.42           350,000                0.42

     0.30         5,625,000              0.50             0.30         5,625,000                0.30

     0.20        15,321,000              2.78             0.20        15,321,000                0.20
                 ==========              ====        =========        ==========           =========
                 21,304,675              2.19        $    0.26        21,304,675           $    0.26
                 ==========              ====        =========        ==========           =========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE G - OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

                                                                Weighted Average
                                          Number of Warrants    Price Per Share

      Outstanding at December 31, 2003           208,675           $      3.69

         Granted                              31,796,250                  0.30
         Exercised                            (4,673,750)                 0.24
         Canceled or expired                          --                    --
                                             -----------           -----------
      Outstanding at December 31, 2004        27,331,175           $      0.34
                                             ===========           ===========
         Granted                               6,495,000                  0.30
         Exercised                           (20,556,500)                 0.24
         Canceled or expired                    (265,000)                 0.25
                                             -----------           -----------
      Outstanding at December 31, 2005        13,004,675           $      0.30
                                             ===========           ===========
         Granted                               8,700,000                  0.20
         Exercised                                    --                    --
         Canceled or expired                    (400,000)                 0.25
                                             -----------           -----------
      Outstanding at  September 30, 2006      21,304,675           $      0.26
                                             ===========           ===========

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

               Options Outstanding                         Options Exercisable
                             Weighted
                              Average
                             Remaining     Weighted                     Weighted
                            Contractual     Average                      Average
Exercise       Number          Life        Exercise        Number       Exercise
 Prices     Outstanding       (Years)        Price       Exercisable      Price
 ------     -----------       -------        -----       -----------      -----
  $0.10      2,256,098         3.02          $0.10        2,246,098       $0.10
  $0.25        168,902         4.09          $0.25          118,902       $0.25
             ---------         ----          -----        ---------       -----
             2,425,000         3.10          $0.11        2,365,000       $0.11
             =========         ====          =====        =========       =====

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE G - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

Transactions involving stock options issued to employees and directors are summarized as follows:

                                                                Weighted Average
                                           Number of Options     Price Per Share

      Outstanding at December 31, 2003                 --          $       --
         Granted                                3,431,098                0.10
         Exercised                                     --                  --
         Canceled or expired                           --                  --
                                               ----------          ----------
      Outstanding at December 31, 2004          3,431,098          $     0.10
                                               ==========          ==========
         Granted                                  168,902                0.25
         Exercised                               (280,000)               0.10
         Canceled or expired                     (190,000)               0.10
                                               ----------          ----------
      Outstanding at December 31, 2005          3,130,000          $     0.11
                                               ==========          ==========
         Granted                                       --                  --
         Exercised (Note F)                      (530,000)               0.10
         Canceled or expired                     (175,000)               0.10
                                               ----------          ----------
      Outstanding at September 30, 2006         2,425,000          $     0.11
                                               ==========          ==========

There were no employee stock options granted and 60,000 employee stock options vested during the three or nine month period ended September 30, 2006. The financial statements for the nine-month period ended September 30, 2005 have not been restated upon adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company's pro forma net loss and loss per share would have been $(4,147,288) and $(0.05), respectively, for the nine month period ended September 30, 2005.

The estimated value of the employee stock options vested during the nine month period ended September 30, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.875%, and a dividend yield of 0% and volatility of 115%. Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2006 was $5,433, net of tax effect.

NOTE H - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets at September 30, 2006 and December 31, 2005 are as follows:

                                         September 30, 2006    December 31, 2005

      Prepaid Services Fees                  $   9,202            $  71,321
      Prepaid Insurance                         63,381               51,065
      License Agreement, net (Note C)           87,500              106,250
      Deferred financing costs, net             75,557               70,308
      Other prepaid expenses                    55,727               50,352
                                             ---------            ---------
                                             $ 291,367            $ 349,296
                                             =========            =========
      Current                                 (103,201)            (144,816)
                                             ---------            ---------
      Non-current                            $ 188,166            $ 204,480
                                             =========            =========

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE I - COMMITMENTS AND CONTINGENCIES

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered. The maturity date of the letter of credit is in April 2007. The Company has accounted for the letter of credit as restricted cash included in the accompanying financial statements.

NOTE J - BUSINESS CONCENTRATION

Revenue from three major customers, which accounted for greater than 10% of total sales, approximated $1,136,000 or 77% of total sales for the nine months ended September 30, 2006. Total accounts receivable due from these three major customers is approximately $1,422,000 Revenue from three major customers which accounted for greater than 10% of total sales, approximated $2,027,000 or 47% of total sales for the corresponding nine months ended September 30, 2005.

There were no purchases from major suppliers that accounted for greater than 10% of total purchases for the nine months ended September 30, 2006. Total purchases from three (3) major suppliers, which accounted for more than 10% of total purchases, approximated $1,522,000 or 66% of purchases for the nine months ended September 30, 2005. $233,000 accounts payable was due to these suppliers as of September 30, 2005.

NOTE K - RELATED PARTY TRANSACTIONS

One of the Company's major customers is an entity controlled by one of the Company's Directors. There were no related party sales during the quarter ended September 30, 2006 and sales to this related party for the nine months ending September 30, 2006 totaled $612,024. The Company's Accounts Receivable from the related party totaled $926,377 as of September 30, 2006, including sales to this entity before it became a related party in January 2006. The Company has recorded $500,000 of allowance for doubtful account in connection with the $926,377 accounts receivable at September 30, 2006. Additionally, one of the Company's Officers and Directors has short term loans to the Company of $207,814 as at September 30, 2006. These loans are non interest bearing and due upon demand.

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

Convertible Notes dated April 11, 2006 and June 12, 2006:

The initial value of both the warrants and the underlying embedded derivatives was $1,724,102 at issuance of the convertible note (Note E). As of the date of this filing, the registration statement registering shares underlying these convertible notes has been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the related warrants using the Binomial Lattice option pricing model. Assumptions regarding the life were two to three years, expected dividend yield of 0%, a risk free rate of 4.81 to 4.9%, and a volatility of 120% to 217%. The determined value of both the warrants and the underlying embedded derivatives as of September 30, 2006 was $729,161. The net change of $994,941 in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

                               SWISS MEDICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE L - DEBT DERIVATIVE AND WARRANT LIABILITY (Continued)

Convertible Note dated August 24, 2006:

The initial value of both the warrants and the underlying embedded derivatives was $392,874 at issuance of the convertible note (Note E). The Company determined the fair value of the embedded derivatives using the Black Scholes option pricing model. Assumptions regarding the life were 127 days, expected dividend yield of 0%, a risk free rate of 4.89%, and a volatility of 120%. The determined value of the underlying embedded derivatives as of September 30, 2006 was $264,426. The net change of $128,448 in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

Additionally, in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for unrelated warrants to purchase its common stock due to the circumstances described above as liabilities. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.62 to 5.02%, and a volatility of 120%. The initial determined fair value of the warrants at issuance was $1,122,306. The determined fair value of the warrants and options as of September 30, 2006 was $107,935. The net change of $1,014,371 in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

NOTE M - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements for the periods ended September 30, 2006 and 2005, the Company incurred net losses of $6,246,756 and $4,147,288, respectively. The Company's current liabilities exceeded its current assets by $3,275,619 and the accumulated deficit amounted to $38,036,277 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

      It is the Company's intention to expand its product offerings through acquisitions, product licenses or product extensions from its current patent portfolio. All future products that Swiss Medica expects to commercialize will have the following attributes:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005:

Use of Estimates and Assumptions in Preparing Financial Statements - In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reported periods. We periodically evaluate our estimates and judgments related to valuation of inventories, allowances for doubtful accounts and sales returns and discounts. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Swiss Medica gross revenues (before product returns) were $349,930 and $1,771,137 for the third quarter of 2006 and 2005 respectively, with gross revenues (before product returns) of $1,956,358 and $4,281,877 for the nine months ending 2006 and 2005 respectively.

Due to a low turnover of the O24, foil pack skus, a decision was made in the second quarter of 2006 by a U.S. based retailer to return the `O24' foil pack skus but to keep `O24' one ounce bottle sku on their shelves. Another retailer decided to return all `O24' product. These returns amounted to $217,294 and $475,666 for the quarter and nine months ended September 30, 2006. Swiss Medica has decided to re-focus the `O24' foil pack skus toward the healthcare professional market, initially in the United States, while keeping the `O24' one ounce bottle sku as the main focus of the retailers in North America.

The following is a summary of financial information for the three months ending September 30, 2006 and 2005 respectively:

                                              September 30,        September 30,
                                                 2006                 2005
                                              -------------        -------------
Revenue
      Gross Sales                             $   349,930          $ 1,771,137

      Less: Sales Returns                        (217,294)                  --
                                              -----------          -----------

      Net Sales                                   132,636            1,771,137
      Cost of Sales                                45,949              415,030
                                              -----------          -----------

      Gross Profit                                 86,687            1,356,107
                                                       65%                  77%

      Operating Expenses:
      Wage & Salaries                             276,502              367,953
      Marketing & Promotions                      442,845            1,128,777
      Selling, General and Admin                  651,929            1,300,039
      Impairment of Goodwill                      500,000                   --
      Depreciation and Amortization                48,854               47,867
                                              -----------          -----------

      Total Operating Expenses                  1,920,130            2,844,636

      Loss from Operations                     (1,833,443)          (1,488,529)

      Interest Expense, net                      (777,745)             (58,170)
      Gain on Revaluation-Warrant Liability     1,675,336                   --
      Provision for Income Taxes                       --                   --

      Net Loss                                $  (935,852)         $(1,546,699)
                                              ===========          ===========

      SALES

Our gross revenues from operations for the quarter and nine months ended September 30, 2006 and 2005 were generated predominately by sales to (approximate figures):

                                                 For the quarter ended
                                       September 30, 2006     September 30, 2005
                                       ------------------     ------------------

      U.S. based retail outlets:          $  120,000              $1,367,000
      Canadian based retail outlets:         134,000                 249,000
      Natural Health Retailers:               94,000                  46,000

      Other:                                   2,000                 109,000

                                                     Gross Sales for the
                                                Nine months ending September 30,
                                                    2006              2005
                                                    ----              ----
U.S. based healthcare distributors:              $  624,000        $       --
U.S. based retail outlets:                          667,000         3,076,000
Canadian based retail outlets:                      444,000           891,000
Natural Health retailers:                           218,000           112,000
Other:                                                3,000          202, 000

      COST OF SALES AND GROSS PROFIT

            Cost of sales for our quarter ending September 30, 2006 were $45,949 compared to $415,030 for the three months ending September 30, 2005. We anticipate normalized gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      A summary of our Selling, General and Administrative costs is as follows:

      Stock-based compensation to consultants and professional advisors totaled $19,880 for the quarter ending September 30, 2006 compared to $310,475 for the three months ending September 30, 2005 ($303,912 and $560,825 for the nine months ending September 30, 2006 and 2005 respectively). Stock based compensation was granted to recruit and compensate legal, marketing, business and development advisors. The Company also charged $5,433 of employee stock option expense to operations during the nine months ended September 30, 2006, upon the adoption of SFAS 123R on January 1, 2006.

      Selling, General and Administrative costs totaled approximately $1.4 million and $2.8 million for the quarters ending September 30, 2006 and 2005 respectively ($7.3 million and $7.3 million for the nine months ending September 30, 2006 and 2005 respectively) and include primarily:

      o $491,000 on advertising, product marketing, public and investor relations ($3,408,000 for the nine months ending September 30, 2006)

      o $276,000 on payroll and related benefits ($943,000 for nine months ending September 30, 2006)

      o $82,000 on agent's fees & logistic services ($282,000 for nine months ending September 30, 2006)

      o $60,000 on fees and licenses ($539,000 for nine months ending September 30, 2006)

      o $84,000 on legal fees ($260,000 for the nine months ending September 30, 2006)

      Other selling, general and administrative costs include insurance, rent, travel, and other office expenses.

      Depreciation and Amortization and Impairment of Goodwill:

      Depreciation and Amortization expenses of $48,854 and $47,867 were incurred during the quarters ended September 30, 2006 and 2005 respectively ($146,563 and $144,594 for the nine months ending September 30, 2006 and 2005 respectively), to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and office equipment purchases. Impairment of Goodwill expenses of $500,000 and nil were incurred during the quarters ended September 30, 2006 and 2005 respectively, to write off the Goodwill acquired from the ADBSI acquisition.

      INTEREST EXPENSE

      Interest expenses of $777,745 and $58,170 were incurred during the quarters ending September 30, 2006 and 2005 respectively ($1,433,005 and $124,426 for the nine months ending September 30, 2006 and 2005 respectively). This relates to interest paid on promissory notes and redeemable debentures, including non cash charges of $391,641 relating to amortize the debt discount on the note payable and convertible debentures and a further $85,200 non-cash charge relating to common shares issued in exchange for financing expenses.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2006 we had $150,000 in restricted cash which is currently not available to us. Our current liabilities exceed current assets in the amount of $3,275,619. As a result of our operating losses incurred during the first nine months of 2006, adjusted primarily by $303,912 of common stock and stock options issued to employees and consultants in exchange for compensations, $262,184 of amortization of common stock and warrants issued in exchange for interest and deferred financing costs, $146,563 of depreciation and amortization of fixed assets and intangible assets, $500,000 of impairment of goodwill, $555,782 of convertible debenture amortization of debt discount charged to interest expense, $1,971,313 of decrease in assets, and $1,270,852 of increases in accrued liabilities, $128,138 increase in cash disbursed in excess of available funds, and a $2,137,760 gain on the revaluation of warrant liability, we generated a cash flow deficit from operating activities of $3,240,338 for the nine months ending September 30, 2006. We met our cash requirements primarily through the net proceeds from issuing notes payable and convertible notes payable of approximately $3,094,971 (net of repayments) during the nine months ended September 30, 2006, and a private equity placement from the sale of common stock and exercise of stock options in the amount of $99,667.

      On April 11, 2006 (the "First Closing Date"), the Company closed a financing transaction in which it sold secured convertible redeemable debentures to Montgomery Equity Partners, Ltd., to raise gross proceeds of $2,000,000. The Company received $1,300,000 on the First Closing Date, and the balance of $700,000 on June 12, 2006. On September 29, 2006 Montgomery Equity Partners converted $25,000 of the convertible debenture in exchange for 480,769 Class A common shares.

      On August 24, 2006, the Company closed a financing transaction in which it sold secured convertible redeemable debentures to Double U Master Fund, LLP., to raise gross proceeds of $594,000.

The Company has also received unsecured loans from related parties totaling $207,814 during the nine months ending September 30, 2006.

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

By adjusting operations and expenditures to the level of available resources, management believes it has sufficient capital resources to operate the business for the next three months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

OUR DEBT AGREEMENTS CONTAIN RESTRICTIVE COVENANTS AND OUR DEBT OBLIGATIONS ARE SUBSTANTIAL IN RELATION TO OUR ASSETS.

      At September 30, 2006, we had approximately $9.3 million (gross amount) of outstanding indebtedness, including $5.3 million in secured and unsecured notes.

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

      Our executive officers and directors (and their affiliates), in the aggregate, own approximately 11% of our outstanding Class A common stock, and a substantial majority of our outstanding voting stock. There is currently an aggregate of 104,092,353 shares of Class A and Class B Common Stock outstanding at November 1, 2006. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer, and a director, owns 2,459,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitutes all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common stock and may be converted into five shares of Class A Common Stock. Therefore, Mr. Kilambi has the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

      There was no change in our internal control over financial reporting during our third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In or about the early part of 2006, certain disputes arose between Westwood One and the Company in connection with certain agreements for advertising and promotional services. Westwood One alleged that the Company had breached certain advertising agreements by failing to pay certain invoices. The Company alleged that Westwood One had breached an advertising agreement by misrepresenting certain terms. In March, 2006, the parties entered into a confidential settlement to resolve all disputes between them. In or about October 2006, following the failure to remit settlement payments to Westwood One, Westwood One caused a judgment to be entered against the Company in the Supreme Court for the County of New York in the State of New York for unpaid balance on the settlement.

      Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2006 we issued 236,000 shares of our common Stock to various individuals and corporations in exchange for consulting services. The total value of the services we received in conjunction with the issuance of the 236,000 shares of our Common Stock was $19,888. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. . ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 2006, our Board of Directors and stockholders owning an aggregate of 2,000,000 shares of Class B common stock and 10,498,609 shares of Class A common stock outstanding as of the Record Date (or 54.8% of the outstanding stockholder votes) have consented in writing to the following actions (1) to authorize the Company to effect a reverse stock split of the Company's common stock at a ratio to be later determined by the Board of Directors of at least 1-for-2 but no greater than 1-for-10; and (2) to approve the 2006 Equity Incentive Plan under which 15,000,000 shares of the Company's Class A common stock will be reserved for issuance. No options have been granted under the 2006 Equity Incentive Plan to date, and there is no plan by the Company to issue any options at this time.

ITEM 5. OTHER INFORMATION

Resignation of Director

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

                                      SWISS MEDICA, INC.

                                      /s/ Raghunath Kilambi
                                      ------------------------------------------
Date: November 15, 2006               Raghunath Kilambi, Chief Executive Officer

                                      /s/ Bruce Fairbairn
                                      ------------------------------------------
Date: November 15, 2006               Raghunath Kilambi, Chief Financial Officer