Form 10KSB
period 2006-12-31
SWISS MEDICA INC
filed 2007-06-12
CIK 318245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-09489

 SWISS MEDICA, INC.
(Name of Small Business Issuer in its charter)

Delaware	98-0355519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Britannia Road East, Unit B
Mississauga, Ontario, Canada L4Z 3E2
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (905) 501-0118

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2006 totaled $1,051,422.

The number of shares of the issuer’s Class A common stock, no par value per share, outstanding as of June 6, 2007 was 146,961,491

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 12, 2007, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $0.007.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transition Small Business Disclosure Format: Yes ☐ No ☒

Note Regarding Forward Looking Statements

This report by Swiss Medica, Inc. (“we”, “us”, “our”, “Swiss Medica” or the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the risks that could cause actual results to differ from those suggested by the forward-looking statements include, among other things:

•	our ability to obtain debt or equity financing as and when we need it;

•	the loss of the services of any member of our management team and, in particular, the loss of the services of Raghunath Kilambi, Chief Executive Officer and Chief Financial Officer;

•	our ability to successfully manufacture, market and sell the products we acquire or license;

•	whether or not our products are able to compete successfully with existing products and whether or not some or all of our products are rendered obsolete by newer products;

•	our ability to continue to find and acquire/license patented, clinically tested natural products with demonstrated competitive advantages;

•	the implementation of any government regulation that could make it more difficult or more costly to bring our products to market; and

•	other factors, all of which are difficult to predict and many of which are beyond our control.

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

In 2005 the Company introduced its second line of patented natural products for depression related symptoms. Specifically, on April 12, 2005, the Company announced the launch of PMS Escape. PMS Escape is an over-the-counter product for the treatment of mood and appetite symptoms associated with Premenstrual Syndrome (PMS). Swiss Medica acquired the exclusive US and Canadian rights to PMS Escape as part of its acquisition of Anti-Depression BioHealth Solutions Inc., in March of 2005. PMS Escape is available in select retailers in the United States and Canada.

It is the Company's intention to expand its product offerings through acquisitions, product licenses or product extensions from its current patent portfolio. All future products that Swiss Medica expects to commercialize will have the following attributes:

•	Patent and/or trade secret protection;

•	Clinical and/or medical studies demonstrating their efficacy; and,

•	Over-the-counter, all-natural relief products that address chronic ailments.

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

History and Company Development

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

On May 16, 2003 we acquired certain assets of General Cosmetics Corporation, a Delaware corporation based in Munich, Germany. The main product acquired is O24. The acquisition was made by issuing to General Cosmetics Corporation 6,750,000 shares of our Class A Common Stock, subject to adjustment based on the terms of the March 31, 2003 definitive agreement. The assets we acquired included a patented essential oil bioscience product family that has been developed for pain relief, menstrual cramps, cold sores and other ailments. We intend to introduce these products to the market over time and we are currently marketing and selling the pain relief formulations called "O24 Pain Neutralizer" and O24 Fibromyalgia in both Canada and the United States. O24 Pain Neutralizer complies with FDA regulations and can be sold in the United States pursuant to an FDA monograph. As yet, we have not determined when and if the remaining products will be introduced. In 2003, the combined U.S. over-the-counter and prescription-only market for pain relief products was estimated to be $12 billion.

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

Business Strategy

Swiss Medica is focused on commercializing proprietary, effective, safe and natural products that address chronic ailments such as, chronic pain and depression. We seek to commercialize products with the following attributes:

•	Patented and/or intellectual property,

•	Clinical and/or medical studies,

•	Over-the-counter, natural solutions for chronic ailments,

Our goal is to bring natural, healthy, clinically-proven and proprietary products that address chronic ailments, into the mainstream food, drug and mass retail channels and out of their traditional market niche of specialty retailers.

Product Offerings

Swiss Medica commercializes patented, clinically tested, all-natural, over-the-counter (“OTC”) products that relieve chronic ailments, including pain and premenstrual syndrome.

Swiss Medica's flagship product, the O24 Pain Neutralizer (“O24”), holds US Patent #6,444,238B1 and has been medically and clinically tested in Europe. The O24 pain relief solution has been recommended and praised for its fast-acting and long-lasting benefits by healthcare professionals and athletes in the United States, Canada and Europe.

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

Swiss Medica also manufactures PMS Escape (US Patent #’s 5760014 and 5612320), and. was developed at Massachusetts Institute of Technology (MIT), and has undergone two multi-site, double blind, placebo controlled clinical studies performed at Harvard’s Massachusetts General Hospital, Duke University, University of North Carolina, and the University of Pennsylvania, with the results published in the American Journal of Obstetrics and Gynecology. PMS Escape is a specially formulated group of carbohydrates, vitamins and minerals clinically proven to reduce changes in mood and appetite that women experience during the premenstrual period by working naturally with the body to increase serotonin levels in the brain.

Swiss Medica’s products are available in over 15,000 pharmacies in United States and Canada including CVS, Rite-Aid, Shoppers Drug Mart and Wal-Mart Canada.

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

PMS Escape is marketed and sold under the Food and Drug Administration Dietary Supplement Health and Education Act (DSHEA) of 1994.

We may also seek to acquire additional consumer healthcare products or companies that address other chronic health markets

Intellectual Property

We own United States Patent Number 6,444,238 (issued September 3, 2002) which covers both O24™ Pain Neutralizer and O24™ Fibromyalgia products, and we have the North American exclusive license for PMS Escape (US Patent #’s 5760014 and 5612320) however, there is no assurance we will be able to obtain patent protection for any derivative uses of O24™, or for any other products we may later acquire or develop. We also cannot assure that we will be able to obtain foreign patents to protect our products.

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

Government Regulation

In the United States, governmental agencies and extensive federal regulations regulate the manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products. In the United States, O24™ products are regulated by the Food and Drug Administration (FDA) with regards to safety and effectiveness of the product and the Federal Trade Commission (FTC) regulates how we advertise and market our products. Since O24™ is classified as a drug, it carries an FDA “monograph” (written description of the medication’s properties and usages) enabling the Company to make certain efficacy claims. Swiss Medica is using an FDA designated laboratory, an FDA certified bottler and FDA certified manufacturer to ensure product compliance. PMS Escape is governed under the Food and Drug Administration DIETARY SUPPLEMENT HEALTH AND EDUCATION ACT (DSHEA) OF 1994. DSHEA governs the safety; provides guidelines for how literature is displayed where supplements are sold; provides for use of claims and nutritional support statements; monitors ingredient and nutrition labeling; and grants the FDA the authority to establish good manufacturing practice (GMP) regulations.

O24™, PMS Escape and any other products we may manufacture or sell in the future are also subject to regulation in the United States by, among other regulatory entities, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. The laws, regulations and enforcement policies governing our products are relatively new and still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our products. We cannot at this time determine the extent to which FDA and other regulations will impact our business.

There are similar regulatory bodies and regulations in Canada, and other countries in which we may decide to market, sell and distribute our products. In Canada, Health Canada controls over-the-counter drugs and a special application is needed for most national retailers. Health Canada regulates the safety, efficacy and permissible claims of certain products and their manufacturers/representatives. The Company is required to ensure that O24, PMS Escape and its other products are manufactured using Health Canada’s Good Manufacturing Process (“GMP”) guidelines. The recent Natural Health Product (“NHP”) Act allows companies that sell nutraceutical products to make additional health benefit claims for products that comply with the regulations and monographs.

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

Competition

The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

•	functionality;

•	quality of merchandise;

•	discounts and rewards;

•	brand recognition;

•	customer loyalty; and

•	price.

While competition in the over-the-counter arthritis pain relief products market is highly fragmented, there are a few significant brand names that have managed to acquire the majority of retail shelf space. Some of these treatments are general pain relief tablets such as Aleve™ from Roche Laboratories (Germany: RO), Bayer™ from Bayer AG (NYSE:BAY), and Tylenol™ from Mc-Neil Consumer & Specialty Pharmaceuticals (a division of Johnson & Johnson, NVSE:JNJ). Additionally, in the topical analgesic or rub market in which O24 Pain Neutralizer and O24 Fibromyalgia compete, our competition includes Ben-Gay™ from Pfizer Inc. (NYSE:PFE), Joint-Ritis™ (privately held), Mineral Ice™ from Bristol-Myers Squibb Company (NYSE:BMY), and Icy Hot™ and related products by Chattem, Inc. (NASD:CHTT). In 2005, the topical pain relief market generated approximately $300 million in revenue.

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

There were no funds expended on research and development during the fiscal years ending December 31, 2006 and 2005.

Dependence on one or more customer

As of December 31, 2006 one or more of the Company’s products were on the shelves at North American drug store chains such as Rite-Aid Corporation, CVS/Pharmacy and Shopper’s Drug Mart.

For the year ended December 31, 2006, sales to four major customers accounted for 83% of our total sales, including Brooks Pharmacy, Shoppers Drug Mart, CVS Pharmacy and McKesson’s.

Employees

As of December 31, 2006 we had thirteen full-time employees. Of these employees, three were in sales, one was in accounting, two were in manufacturing, four were in customer care and logistics and three were in administration and general operations. We believe our relations with our employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease two offices, including our 14,600 square foot corporate headquarters located at 375 Britannia Road East, Unit B, Mississauga, Ontario, which commenced July 1, 2006, and will expire on May 31, 2011.We also lease office, production and development space at 1110 East Collins Blvd., Suite 132, Richardson, Texas which commenced April 1, 2005. This facility houses our production and development staff and will expire on April 1, 2009.

ITEM 3.  LEGAL PROCEEDINGS

Westwood One, Inc. v. Swiss Medica, Inc. (Case No. 06-114192).

In or about the early part of 2006, certain disputes arose between Westwood One and the Company in connection with certain agreements for advertising and promotional services.  Westwood One alleged that the Company had breached certain advertising agreements by failing to pay certain invoices.  The Company alleged that Westwood One had breached an advertising agreement by misrepresenting certain terms.  On March 20, 2006, the Company entered into an Affidavit of Confession of Judgment. On or about October 3, 2006, after the Company failed to make settlement payments to Westwood One, Westwood One entered judgment against the Company in the Supreme Court for the County of New York in the state of New York (Index No. 06-114192) in the amount of $217,382.81. The Company has paid $75,000 of this judgment and has entered into a subsequent settlement agreement in which it agreed to pay the balance of $142,381 by April 10, 2007. The Company has paid approximately $19,000 of this amount, but did not pay the entire balance by April 10, 2007.

As of May 18, 2007, Westwood One has caused certain accounts held in the Company’s name, at various financial and other institutions, to be attached, garnished and/or frozen pursuant to the judgment.

Garden State Nutritionals v. Swiss Medica, Inc. (Case No.: L-2758-06)

Garden State Nutritionals filed this action in the Superior Court of New Jersey Law Division Essex County on March 28, 2006. Garden alleged causes of action for breach of contract, quantum meruit and book account arising out of payments allegedly due under contract. On or about, September 19, 2006, the Company filed an answer to Garden’s complaint, counter-claim and demand for jury trial. The Company alleges causes of action for breach of contract, breach of express warranty, breach of implied warranty of merchantability, fraud and negligent misrepresentation for failure to manufacture and deliver Garden’s product pursuant to the same contract. During the initial discovery stages of this matter, the parties agreed to settle the matter. A joint stipulation to dismiss the entire action with prejudice was submitted to the Court in April 2007.

American Carton Company v. Swiss Medica, Inc. (Case No. 352-216751-06)

American Carton Company (“ACC”) filed this action in the District Court of Tarrant County, Texas, 352nd Judicial District on or about February 24, 2006. ACC asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $141,107.54 along with pre-judgment interest of $1,081.92 and attorneys’ fees of $800 on May 19, 2006. The Company and ACC subsequently entered into a settlement agreement to resolve the matter in March 2007 and the Company agreed to pay ACC approximately $18,000.

Salem Radio Network v. Swiss Medica, Inc. (Case No. 06-10177-D)

Salem Radio Network (“Salem”) filed this action in the County Court of Law, No. 4, in Dallas County, Texas in 2006. Salem asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $77,807.50 along with pre-judgment interest of $8,169.00 and attorneys’ fees of $25,000 on August 16, 2006. The Company and Salem subsequently entered into a settlement agreement to resolve the matter in May 2007 for approximately $63,000.

Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 2006, our Board of Directors and stockholders owning an aggregate of 2,000,000 shares of Class B common stock and 10,498,609 shares of Class A common stock outstanding as of the Record Date (or 54.8% of the outstanding stockholder votes) have consented in writing to the following actions (1) to authorize the Company to effect a reverse stock split of the Company's common stock at a ratio to be later determined by the Board of Directors of at least 1-for-2 but no greater than 1-for-10; and (2) to approve the 2006 Equity Incentive Plan under which 15,000,000 shares of the Company’s Class A common stock will be reserved for issuance. No options have been granted under the 2006 Equity Incentive Plan to date, and there is no plan by the Company to issue any options at this time.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board (the “OTC Bulletin Board”), and is traded under the symbol “SWME”.

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

2006	High Bid	Low Bid
First Quarter	$0.220	$0.110
Second Quarter	$0.190	$0.075
Third Quarter	$0.145	$0.050
Fourth Quarter	$0.070	$0.014

2005	High Bid	Low Bid
First Quarter	$0.46	$0.25
Second Quarter	$0.39	$0.22
Third Quarter	$0.30	$0.18
Fourth Quarter	$0.23	$0.12

As of June 6, 2007, there were approximately 2,954 holders of record of our Class A common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Since becoming a reporting company, we have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. Prior to becoming a reporting company, we were an S corporation for tax reporting purposes and we paid dividends to our sole shareholder.

Recent Sales of Unregistered Securities

In September 2006 we issued 186,000 Class A Common Shares for services rendered by certain consultants. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

In November 2006 we issued 231,000 Class A Common Shares for services rendered by certain consultants. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

In December 2006 we issued 182,000 Class A Common Shares for interest charges related to financing fees. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Recent Developments

May 2007 Debt Financing

On May 10, 2007 (the “Closing Date”), the Company closed a financing transaction in which it sold convertible notes (the “Notes”) to certain investors (each, an “Investor” and collectively, the “Investors”) to raise up to an aggregate of $2,240,000 pursuant to a Subscription Agreement dated May 10, 2007 (the “Subscription Agreement”). The Company received aggregate gross proceeds of $600,000 on the Closing Date (the “Aggregate Purchase Price”).

The Company granted the Investors the Notes in the aggregate principal amount of $672,000, each dated May 10, 2007 or 1.12 times the Aggregate Purchase Price. The Notes mature on November 10, 2007 (the “Maturity Date”). The Investors cannot convert the Notes into shares of the Company’s $0.001 par value common stock (the “Common Stock”), in whole or in part, November 10, 2007 (the “Conversion Date”). If converted, the price per share shall equal seventy-five percent (75%) of the average of the closing bid prices of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as reported by Bloomberg L.P. None of the Investors may, however, convert the Notes nor may the Finder exercise the Finder Warrant (as defined below) if such conversion or exercise would result in the Investor or Finder (as defined below), together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of Common Stock.

The Company agreed to reserve for issuance not less than an amount of Common Stock equal to 150% of the amount of shares of Common Stock issuable upon the full conversion of the Notes (“Reserved Shares”) within 14 days of the closing and reserve such shares until such time as all obligations under the Notes have been satisfied. The Reserved Shares have been reserved but have not actually been issued and such shares will not be issued if the Company pays all amounts it owes under, and makes such payment in accordance with the terms of, the Notes.

Pursuant to the Subscription Agreement, the Company agreed to pay Inglewood Holdings Ltd. (“Finder”) a due diligence fee in the form of (i) a cash payment of ten percent (10%) of the Aggregate Purchase Price, and (ii) a three (3) year warrant to purchase 10,000,000 shares of Common Stock at an exercise price of $0.02 per share (the “Finder Warrant”). The Company paid Finder $60,000 in cash and issued Finder the Finder Warrant on the Closing Date upon the funding of $600,000 of the Notes. The Finder Warrant expires on May 10, 2010 and may be exercised on a “cashless” basis if the shares underlying the Finder Warrant have not been registered.

Restructuring Double U Master Fund Notes and Warrant

The Company and Double U Master Fund L.P. (“Double U”) are parties to Subscription Agreements dated June 20, 2005, December 29, 2005, as amended pursuant to a Modified Agreement dated June 8, 2006, and August 24, 2006 relating to aggregate investments by Double U of $560,000, $250,000, and $594,000, respectively, of principal amount of promissory notes of the Company convertible into shares of the Company’s Common Stock (each, a “Double U Note” and collectively, the “Double U Notes”). On May 9, 2007, the Company and Double U entered into a Second Modification and Amendment Agreement (the “Amendment”) whereby the Company restructured the terms of the Double U Notes, and Double U waived certain defaults. Pursuant to the Amendment, the annual simple interest payable on each Double U Note is twelve percent (12%) and is payable monthly commencing May 31, 2007 and on March 31, 2008 (the “Maturity Date”) when the principal and remaining accrued but unpaid interest is due and payable. From May 1, 2007 to October 31, 2007, the Company must pay three percent (3%) of the outstanding principal amount due under each Double U Note at the end of each three (3) month period starting May 1, 2007. From November 1, 2007 to March 31, 2008, the Company must pay one percent (1%) of the outstanding principal amount due under each Double U Note at the end of each monthly period starting November 31, 2007.

Pursuant to the Amendment, the Company paid to Double U $115,000 in accrued interest with proceeds from the May 10, 2007 financing described above. The Company agreed to pay $60,000 in accrued interest and $10,000 for the extension of the maturity date of the Double U Notes with proceeds from a future debt financing.

On May 8, 2007, pursuant to the Amendment, the Company issued a three (3) year warrant to purchase up to 1,500,000 shares of Common Stock at an exercise price of $0.02 per share (the “Double U Warrant”). The Double U Warrant expires on May 9, 2010.

The issuance of the Double U Warrant is exempt from registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). This announcement is not an offer to sell securities of the Company.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Stock-based compensation;

•	Intangible assets; and

•	Research and Development.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 was determined as of grant date, utilizing the Black-Scholes option pricing model.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

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

To date during 2005 and early 2006, we have further expanded the distribution of O24 Essential Oil Pain Neutralizer, O24 Fibromyalgia and PMS Escape into major retail outlets in the United States and Canada, as well as professional offices in the United States and Canada, including doctors, chiropractors and clinics.

Results of Year ended December 31, 2006 compared with year ended December 31, 2005(Restated)

The following is a summary of financial information for the years ended December 31, 2006 and 2005:

	Years ending December 31,____
	2006	2005
		(Restated)
Net Sales:	$1,051,422	$5,233,956
Cost of Sales:	1,674,000	1,101,990

Gross Profit:	(622,578)	4,131,966

Operating expenses:
Marketing & Promotions*	4,301,163	4,235,356
General & administrative expenses*	3,715,828	5,807,769
Depreciation and amortization:	195,417	193,449
Impairment of goodwill:	500,000

Total operating expenses:	8,712,407	10,236,574
Loss from operations:	9,334,985	6,104,608

Interest expense:	(2,476,098)	(269,158)
Net Gain on Revaluation of warrant liability:	2,529,159	-
Net loss:	9,281,924	6,373,766

Loss per Common Share:	$0.09	$0.07

* Stock & Warrant based compensation to Consultants, Professional Advisors , Directors and Officers, totaled $412,128 for the year ending December 31, 2006 and $746,928 for the year ending December 31, 2005

Sales

Our revenues from operations for the years ended December 31, 2006 and 2005 were $1,051,422 and $5,233,956 respectively. For the year ending December 31, 2006, sales were generated predominately from American and Canadian retail pharmacies.

Cost of Sales and Gross Profit

Our 2006 cost of sales of $1,674,000, generated a percentage margin on sales of 66%. We anticipate 2007 gross profit percentages to be between 70% and 80%, depending on the distribution mix of our revenue. It should be noted that the raw materials used in the O24 product formulation are all commodities and prices may vary significantly, causing fluctuations in our profit margins.

Research and Development

There were no funds expended on research and development during the fiscal years ending December 31, 2006 or 2005. We do not anticipate any major research and development costs during fiscal year ending December 31, 2007.

Selling, General and Administrative Expenses

Selling, General and Administrative costs for the year ending December 31, 2006 totaled $8,016,990.

Marketing and promotion expense for the year ending December 31, 2006 totaled $4,301,163

Advertising and promotion:	$3,564,121
Marketing and promotion:	737,042
$4,301,163

Stock based compensation to Consultants, Professional Advisors, Directors and Officers, totaled $412,128 ($746,928 for 2005). Stock based compensation was granted to recruit and compensate executives, directors, legal advisors, marketing, promotion, business and development advisors.

Cash based compensation was paid to our staff of thirteen full-time employees, consulting fees for outside directors, legal advisors and marketing consultants.

Other selling, general and administrative costs include investor relations fees, payroll, insurance, finance fees, travel, rent and other office expenses.

Depreciation & Amortization

Depreciation & Amortization expenses of $129,450 were incurred during the year ending December 31, 2006 to amortize the intangible assets acquired from the General Cosmetics Corporation acquisition, and $65,967 to amortize the tangible assets in our Dallas and Toronto offices.

Interest Expense

Interest expenses of $2,476,098 were incurred during the year ending December 31, 2006 (269,158 for 2005) and relate to interest paid on promissory notes and redeemable debentures, including non cash charges of approximately $1,411,266 to amortize discount on convertible debentures

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $7,581,624, and as a result of our operating losses in 2006, we generated a cash flow deficit of $3,386,441 from operating activities. We used $150,000 in connection with investing activities in 2006, and met our cash requirements through the private placement of:

•	413,089 shares of common stock in exchange for options exercised, generating $33,000; and

•	promissory note advances of $581,786 from secured and unsecured, third parties.

We will be seeking to continue funding our operations through

•	debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations.

•	additional sales of our equity securities

•	the continued exercise of warrants outstanding in exchange for common shares

•	management and/or shareholder loans

There is no guarantee that we will be successful in completing these contemplated financings, nor can we assure you that we will be successful in obtaining any additional financing should it be required. If we cannot secure additional financing when needed, we may be required to cease operations.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next two months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2006, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (‘SFAS 158’).  SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet.  The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets.  SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity).  SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND WE MAY BE UNSUCCESSFUL

We have been engaged in our current business for approximately less than three years. Accordingly, we have a limited operating history and our operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. We may not be able to successfully develop the business we are pursuing. We cannot be certain that our business will be successful or that we will generate significant revenues.

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

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 16% of our outstanding Class A common stock, and a majority (approximately 51%) of our outstanding voting stock.  There is currently an aggregate of 143,961,491 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 5,459,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore our executive officers and directors have the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, take over or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 products, and have North American licenses to US Patents #’s 5760014 and 5612320 for our PMS Escape product. However, we may not be able to obtain patent protection for any derivative uses of O24 and/or PMS Escape or for any other products we may later acquire or develop. We also cannot assure you that we will be able to obtain foreign patents to protect our products.

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

WE FACE SIGNIFICANT COMPETITION AND OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER FROM COMPETITION

The market for health-related retail goods and services is characterized by intense competition. We believe that the principal competitive factors for companies in the industries in which we compete are:

•	functionality;

•	quality of merchandise;

•	discounts and rewards;

•	brand recognition;

•	customer loyalty; and

•	price.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

Sales of shares of our Class A common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 141,961,491 shares of Class A common stock outstanding as of April 12, 2007, 115,558,116 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 26,403,375 shares of Class A common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may currently be resold under Rule 144.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system;

•	Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act;

•
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

ITEM 7. FINANCIAL STATEMENTS

The financial statements, together with the independent auditors’ report thereon, appear beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness discussed below.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in a Current Report on Form 8-K , which we filed on May 30, 2007, our Board of Directors authorized us to amend and restate the financial statements contained in the previously-filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB for the quarterly periods ended March 31, 2006, June 30, 2006, September 30, 2006, (collectively, the “Financial Statements”). During the Company’s review of its prior sales, the Company concluded that certain sales that were recorded in the year ended December 31, 2005 did not meet the criteria as described in Staff Accounting Bulletin no. 104 Revenue Recognition which superseded Staff Accounting Bulletin no. 101 Revenue Recognition in Financial Statements.  See Note R to the 2006 consolidated financial statements included herein for more information.  In addition the Company concluded that it did not properly account for derivatives related to a convertible security for the Quarterly Reports on 10QSB for the quarterly periods ended June 30, 2006, September 30, 2006.

 In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the errors on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006. Due to the restatement, the certifying officer determined that a material weakness had occurred in relation to our reporting at December 31, 2005 through September 30, 2006 and that the disclosure controls and procedures relating to this subject matter were therefore not effective.

b) Changes in internal  controls:

Except  as described below, there were no changes in internal  controls over financial  reporting that occurred  during the  period  covered  by this  report  that  have  materially  affected,  or are reasonably  likely to materially  effect,  our internal  control over  financial reporting.

Significant Deficiencies In Disclosure Controls and Procedures or Internal Controls

We have  subsequently  implemented  the  following additional measures to address the identified material weaknesses:
• We reviewed all convertible  securities to  identify any securities that   may   have  embedded   beneficial  conversion    features or   derivatives;

• We have  improved  the  supervision and  training  of   our   accounting  staff  to   understand   and    implement    applicable  accounting requirements, policies and procedures  applicable to revenue recognition on sales transactions.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Title
Raghunath Kilambi	41	Chief Executive Officer and Director
Grant Johnson	47	President, Chief Operating Officer and Director
Ronald Springer	54	Director
Sam Halim	43	Director
Bryson Farrill	75	Director

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

Sam Halim has served as a Director since February 20, 2006. Mr. Halim is a trained physician and has over 15 years of business experience in the healthcare, financial services and real estate industries. Mr. Halim founded, acquired and managed Pinnacle Healthcare Technologies a company that operated multiple medical service facilities in Florida, which he sold in February 2002. Mr. Halim has served as an advisory member of GPE, Inc., a company that offers marketing and consulting services to technology and financial institutional service providers. Mr. Halim recently launched North American Physicians Inc. to distribute Swiss Medica’s OTC products to the healthcare industry. Mr. Halim studied at University of Cairo Medical School (in association with University of London), New Jersey School of Osteopathic Medicine and Columbia University.

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

Director Compensation

Two of our Directors are also employees and do not receive separate board compensation. Two of our remaining three directors each accrue a fee of $3,000 per month, plus any related expenses incurred, and the fourth Director (also Chairman of our Board) accrues a fee of $5,000 per month, plus any related expenses incurred.

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: none of the current officers and directors have filed a Form 3 yet.

ITEM 10. EXECUTIVE COMPENSATION

During the 2006 fiscal year, Mr. Raghunath Kilambi, our Chief Executive Officer and Grant Johnson, our President and Chief Operating Officer were the only executive officers receiving compensation of at least $100,000 per year.

The following table sets forth information as to the compensation paid or accrued to Mr. Kilambi, our Chief Executive Officer and Mr. Johnson, our President, Chief Operating Officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/ Warrant Awards	Non-Equity Incentive Plan Compen-sation	All Other Compensation		Total
Raghunath Kilambi	2006	$140,000	$—	$—	$0	$—	$29,417	(2)	$140,000
Chief Executive Officer	2005	$135,000	$—	$—	$0	$—	$7,000	(3)	$135,000
and Director

Grant Johnson	2006	$140,000	$—						$140,000
President,
Chief Operating Officer and Director	2005	$135,000	$—						$135,000

We do not have a long term incentive plan or arrangement of compensation with any individual in the group of officers and directors.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End
Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	( $ )		(#)	($)	(#)	($)
Raghunath Kilambi	630,000	—	—	$0.10	05/31/03	—	—	—	$—
Grant Johnson	880,000	—	—	$0.10	05/31/03	—	$—	—	$—

Employment Agreements

There are no employment contracts currently in place for our senior management.

Stock Options and Stock Appreciation Rights

As of October 10, 2004 (“Grant Date”), we granted to the following named executive officers and directors, options to purchase the following shares of our Class A Common Stock at $0.10 per share.

Officer/Director	Class A Common Shares	Vesting Commencement Date
Raghunath Kilambi	880,000	May 31, 2003
Grant Johnson	880,000	May 31, 2003
Ronald Springer	80,000	May 31, 2003
Bryson Farrill	200,000	August 1, 2003

These options expire on October 10, 2009. The options become exercisable over a two-year period from the vesting commencement date; provided, however, that no option would be exercisable prior to October 6, 2005.

No other stock options or other derivative stock-based rights were granted to any of the other named executive officers during the 2006 fiscal year.

Aggregated Option Fiscal Year-End Value

The following table provides information, with respect to the named executive officers, concerning unexercised options held by them at the end of the 2006 fiscal year.

Aggregated Option Exercises During 2006 and Fiscal Year-End Option Table

The following table summarizes information regarding stock options exercised by the Named Executive Officers in 2006 and the value of unexercised “in-the-money” options they held at December 31, 2006.

	Shares of Common Stock Acquired on	Value	Number of Securities Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-the-Money Options at December 31, 2006
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Raghunath Kilambi	—	—	630,000		0
Grant Johnson	—	—	880,000		$0

Equity Compensation and Consultant Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan
Equity Compensation Plans approved by security holders	2,425,000		$0.11	15,301,098(2)

Equity compensation plans not approved by security holders	20,804,675	(1)	$0.26	(2)

(1) Includes warrants granted to consultants in exchange for services rendered.

(2) Equity securities may be issued under the Company’s 2006 Equity Incentive Plan, the 2003 Equity Incentive Plan or the 2003 Consultant Stock Plan. Pursuant to the terms of the 2006 and 2003 Equity Incentive Plans, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses. Under the 2003 Consultant Stock Plan, awards may be granted to consultants in vested or unvested stock. As of December 31, 2006, there were an aggregate of 15,301,098 Common A Shares reserved for issuance under both plans.

2003 Equity Incentive Plan

Our Board of Directors has approved the Swiss Medica, Inc. 2003 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. We had originally reserved 4,500,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock awards, bonuses or options will be granted, to designate the number of shares to be covered by each option or stock award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock award. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2006, we granted stock awards and bonuses equal to 4,198,902 shares of our Class A common stock under the Plan.

2006 Equity Incentive Plan

Our Board of Directors has approved the Swiss Medica, Inc. 2006 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. . We had originally reserved 15,000,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. The Plan is administered by the Board of Directors. As the administrator of the Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Plan, to select persons to whom stock awards, bonuses or options will be granted, to designate the number of shares to be covered by each option or stock award, to specify the type of consideration to be paid, and to establish all other terms and conditions of each option or stock award. Options granted under the Plan will not have a term that exceeds ten years from date of grant. As of December 31, 2006, we granted no stock awards and bonuses under the Plan.

2003 Consultant Stock Plan

Our Board of Directors has also approved the 2003 Consultant Stock Plan which permits us to grant, for a ten year period, stock issuances subject to vesting provisions, or “unvested stock” or stock awards without such restrictions. We had originally reserved 6,000,000 shares of our Class A common stock for issuance to consultants under the Consultant Plan. The Consultant Plan is administered by the Board of Directors. As the administrator of the Consultant Plan, the Board of Directors has the authority and discretion, subject to the provisions of the Consultant Plan, to select persons to whom stock awards or unvested stock will be granted, to designate the number of shares to be covered by each stock issuance, to specify the type of consideration to be paid, and to establish all other terms and conditions of each stock issuance. As of December 31, 2006, we granted stock awards (all vested) equal to 6,000,000 shares of our Class A common stock under the Consultant Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 12, 2007 with respect to the beneficial ownership of the Company’s Common Stock prior to this Offering, by (i) each person who beneficially owns more than 5% of our voting securities; (ii) each Director; (iii) each Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, all persons named as beneficial owners of our voting securities, have sole voting and sole investment power with respect to the shares indicated as beneficially owned, and beneficial ownership includes shares issuable upon conversion of shares of Series Common Stock. As of April 12, 2007, the Company’s issued and outstanding capital stock consisted of 143,961,491shares of Common Stock, including 141,961,491 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock.

Name and Address of Beneficial Owner(1)(2)	Total Outstanding Class A Common Stock Beneficially Owned	Total Outstanding Class B Common Stock Beneficially Owned	Percent of Shares of Class A and Class B Common Stock Beneficially Owned
Raghunath Kilambi Chief Executive Officer, and Director (3)	6,089,451	2,000,000	10.5%
Grant Johnson, President, Chief Operating Officer and Director	7,391,870	—	4.8%
Bryson Farrill, Chairman	3,100,000	—	2.0%
Ronald Springer, Director (4)	2,280,000	—	1.5%
Sam Halim	2,429,923		1.6%

All directors and officers as a group (6 persons)	21,294,244	2,000,000	20.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of the persons named in this column is c/o Swiss Medica, Inc., 375 Yonge Street, Unit B, Mississauga, Ontario, Canada L4Z 3E2.

(2)
Included in this calculation are shares deemed beneficially owned by virtue of the individual’s right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(3)	Each Class B Share is entitled to vote as 50 shares of Class A Common Stock, and may be converted to Class A Common Stock at a ratio of 5:1.

(4)	Includes 1,000,000 Class A Shares owned by General Cosmetics Corporation, a corporation controlled by Ronald Springer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2006 there has not been any transaction or series of similar transactions to which the Company was or is a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than as set forth above under “Executive Compensation” or as described below.

 North American Physicians, Inc.

On June 15, 2006, the Company and North American Physicians, Inc. (“NAPI”), a corporation that is owned by Sam Halim, entered into a License and Distribution Agreement under which NAPI was granted exclusive rights to distribute the Company’s products within the healthcare community, including physician offices, hospitals and therapy clinics in the United States. NAPI retained its exclusive distributor relationship; provided that if it failed to meet certain minimum purchase targets then the Company had the right to terminate the agreement on thirty-days notice. In addition, NAPI would receive certain warrants to purchase Common Stock upon meeting additional minimum sales requirements. At December 31, 2006, no warrants were issued under this Agreement to NAPI.

Kilambi Loan

Mr Kilambi, our Chief Executive Officer has loaned the Company $213,254. As of December 31, 2006, the amount outstanding under these loans were $213,254. These loans are non-interest bearing and due upon demand.

Director Independence

We use the definition of independence set forth in Rule 4200 of the listing standards of the Nasdaq Stock Market (“Nasdaq”) and the interpretations there under to determine if our members of our board of directors are independent. In making this determination, our board of directors considered, among other things, transactions and relationships between each director or his or her immediate family and the Company, including those reported in the section below captioned, “Certain Relationships and Related Transactions.” The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the directors are independent. As a result of this review, our board affirmatively determined, based on its understanding of such transactions and relationships, that Messrs. Farrill and Springer are independent of the Company.

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

2.6	Agreement and Plan of Acquisition, dated March 31, 2005, by and between the Registrant, Anti-Depression BioHealth Solutions, Inc. and UTEK Corporation. (14)

3.1	Certificate of Incorporation, as amended.(3)

3.2	Bylaws of Swiss Medica, Inc (5)

3.3	Certificate of Incorporation, as amended.(17)

4.1	Registration Rights Agreement by and among the Registrant and Platinum Partners Global Macro Fund L.P. (“Platinum”) and Fennmore Holdings (“Fennmore”) dated February 19, 2004 (5)

10.1	2003 Equity Incentive Plan (6)

10.2	2003 Consultant Stock Plan (7)

10.3	2002 Amended and Restated Stock Option, Stock Warrant and Stock Award Plan (8)

10.4	2001 Employees Stock Incentive Plan (9)

10.5	2001 Director and Officer Stock Option and Stock Award Plan (9)

10.6	Lease Agreement between Paul Millar and Swiss Medica, Inc. for the premises 53 Yonge Street, Third Floor Toronto, Canada, M5E 1J3 dated as of July 1, 2003. (5)

10.7	Securities Purchase Agreement by and among the Registrant and Platinum and Fennmore dated February 19, 2004 (5)

10.8	Form of Warrant. (5)

10.9	Securities Purchase Agreement with Highgate House, Ltd. and Montgomery Equity Partners, Ltd. dated December 23, 2004 (12)

10.10	Termination Agreement with Highgate House, Ltd. and Montgomery Equity Partners, Ltd. dated January 19, 2005, terminating the Securities Purchase Agreement dated December 23, 2004 (13)

10.11	Warrant issued to Highgate House, Ltd. and Montgomery Equity Partners, Ltd., dated January 19, 2005 (13)

10.12	Standby Equity Distribution Agreement dated December 23, 2004 with Cornell Capital Partners, LP (12)

10.13	Placement Agent Agreement with Sloan Securities Corporation dated December 23, 2004 and terminated on January 19, 2005 (13)

10.14	Termination Agreement with Cornell Capital Partners, LP dated January 19, 2005, terminating the Standby Equity Distribution Agreement dated December 23, 2004 (13)

10.15	Warrant to Purchase Series A Common Stock of Swiss Medica, Inc. issued to Strategic Equity Corp. dated December 6, 2004 (11)

10.16	Note and Purchase Warrant Agreement between Swiss Medica, Inc. and Strategic Equity Corp. dated December 6, 2004 (11)

10.17	Note and Purchase Warrant Agreement Amendment between Swiss Medica, Inc. and Strategic Equity Corp. effective as of December 7, 2004 (11)

10.18	Security Agreement between Swiss Medica, Inc. and Strategic Equity Corp. dated December 6, 2004 (11)

10.19	Security Agreement Amendment between Swiss Medica, Inc. and Strategic Equity Corp. dated December 7, 2004 (11)

10.20	Secured Promissory Note issued to Strategic Equity Corp., dated December 6, 2004 (11)

10.21	Secured Promissory Note issued to Strategic Equity Corp., dated December 7, 2004 (11)

10.22	Secured Promissory Note issued to Strategic Equity Corp., dated January 3, 2005 (13)

10.23	Secured Promissory Note issued to Double U Master Fund, LLP., dated June 20, 2005 (15)

10.24	Class B Common Stock Conversion Agreement with Raghunath Kilambi, dated June 28, 2005 (16)

10.25	Resolution approved to increase the total number of authorized shares of the Corporation’s capital stock (16)

10.26	Secured Promissory Note issued to Strategic Equity Corp., dated October 28, 2005 (17)

10.27	Secured Promissory Note issued to Reid and Partners 1 Inc., dated December 23, 2005 (18)

14.1	Code of Business Conduct and Ethics.(5)

23.1	Consent of Russell Bedford Stefanou Mirchandani, LLP.(5)

24.1	Power of Attorney (5)

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated by reference to the registrant’s Form 8-K filed March 28, 2000

(2)	Incorporated by reference to the registrant’s Form 10-KSB filed April 14, 2000

(3)	Incorporated by reference to the registrant’s Preliminary Proxy Statement filed June 26, 2001

(4)	Incorporated by reference to the registrant’s Form 10-QSB filed on August 20, 2003

(5)	Filed herewith

(6)	Incorporated by reference to the registrant’s Form S-8 filed on November 28, 2003.

(7)	Incorporated by reference to the registrant’s Form S-8 filed on August 27, 2003.

(8)	Incorporated by reference to the registrant’s Amendment to Form S-8 filed on March 11,2002.

(9)	Incorporated by reference to the registrant’s Form S-8 filed on November 19, 2001.

(10)	Incorporated by reference to the registrant’s Form S-8 filed on November 19, 2001.

(11)	Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on February 14, 2004.

(12)	Incorporated by reference from the Company's Form 8-K filed on December 29, 2004.

(13)	Incorporated by reference from the Company's Form 8-K filed on January 20, 2005.

(14)	Incorporated by reference to the registrant’s Form 8-K filed on April 6, 2005.

(15)	Incorporated by reference to the registrant’s Form 8-K filed on June 24, 2005.

(16)	Incorporated by reference to the registrant’s Form 8-K filed on June 28, 2005.

(17)	Incorporated by reference to the registrant’s Form 8-K filed on November 18, 2005.

(18)	Incorporated by reference to the registrant’s Form 8-K filed on January 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2006	December 31, 2005
(i)	Audit Fees	$83,343	$44,250
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$0

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Swiss Medica. Inc.’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Swiss Medica, Inc. financial statements and are not reported under "Audit Fees."

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently has does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval by the Board of Directors is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of June 2007.

SWISS MEDICA, INC.

By:	/s/ Raghunath Kilambi
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

Signature	Title	Date

/s/ Raghunath Kilambi	Chief Executive Officer and Director	June 7, 2007
Raghunath Kilambi

/s/ Grant Johnson	President, Chief Operating Officer	June 7, 2007
Grant Johnson	and Director

/s/ Bryson Farrill	Chairman, Director	June 7, 2007
Bryson Farrill

/s/ Ronald Springer	Director	June 7, 2007
Ronald Springer

/s/ Sam Halim	Director	June 7, 2007
Sam Halim

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

SWISS MEDICA, INC.

SWISS MEDICA, INC.

Index to Financial Statements

Page
Report of Independent Registered Certified Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4
Consolidated Statements of Losses for the years ended December 31, 2006 and 2005	F-5
Consolidated Statements of (Deficiency in) Stockholders’ Equity for the years ended December 31, 2006 and 2005	F-6 ~ F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-8 ~ F-9
Notes to Consolidated Financial Statements	F-10 - F-39

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Swiss Medica, Inc.
Toronto, Ontario

We have audited the consolidated balance sheets of Swiss Medica, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note Q. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note R, the Company restated its consolidated financial statements as of December 31, 2005 and for the year ended December 31, 2005.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP Certified Public Accountants

New York, New York May 31, 2007

SWISS MEDICA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated-Note R)
ASSETS:
Cash and cash equivalents	$14,446	$45,700
Restricted cash	-	150,000
Accounts receivable, net of allowance for discounts of $337,226 and $29,625 at December 31, 2006 and December 31, 2005, respectively	64,755	1,739,949
Inventories (Note B)	825,798	2,723,286
Prepaid expenses and deposits (Note J)	39,684	144,816
Total current assets	944,683	4,803,751

Property and equipment: (Note D)
Property and equipment:	329,837	329,837
Less: accumulated depreciation	124,997	59,030
Total property and equipment	204,840	270,807

Other assets:
Intangible assets, net of accumulated amortization of $581,757 and $452,307 at December 31, 2006 and December 31, 2005, respectively (Note C)	177,993	307,442
Prepaid and other (Note J)	105,422	204,480
Goodwill	-	500,000
Total other assets	283,415	1,011,922

Total assets	$1,432,938	$6,086,480

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities (Note E)	$4,567,657	$2,653,953
Notes payable, current portion (Note F)	2,764,986	2,186,800
Convertible notes payable, current maturities (Note G)	1,193,664	-
Total current liabilities	8,526,307	4,840,753

Convertible notes payable (Note G)	284,903	-
Fair value of debt derivative and allocated fair value of related warrants (Note L)	911,249	-
Accrued liabilities, long-term portion	10,379	14,463
Commitment and contingencies (Note O)	-	-
Total long term liabilities	1,206,531	14,463

(Deficiency in) Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued at December 31, 2006 and 2005, respectively (Note H)	-	-
Class A Common stock, par value $ .001 per share; 200,000,000 shares authorized; 111,221,973 and 98,062,892 shares issued at December 31, 2006 and 2005, respectively (Note H)	111,222	98,063
Class B Common stock, par value $.001 per share; 5,000,000 shares authorized; 2,000,000 shares issued at December 31, 2006 and 2005, respectively(Note H)	2,000	2,000
Additional paid-in capital	33,630,924	33,893,323
Accumulated deficit	(42,044,046)	(32,762,122)
Total (deficiency in) stockholders' equity	(8,299,901)	1,231,264
Total liabilities and (deficiency in) stockholders' equity	$1,432,938	$6,086,480

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated-Note R)
Revenues, net	$1,051,422	$5,233,956

Cost of Sales	1,674,000	1,101,990
Gross (Loss) Profit	(622,578)	4,131,966

Operating Expenses:
Selling, General and Administrative	8,016,990	10,043,125
Impairment of Goodwill	500,000	-
Depreciation and Amortization	195,417	193,449
Total Operating Expenses	8,712,407	10,236,574

Loss from Operations	(9,334,985)	(6,104,608)

Interest Expense, net	(2,476,098)	(269,158)
Net Gain on Revaluation of Warrant Liability	2,529,159	-

Net Loss before Provision for Income Taxes	(9,281,924)	(6,373,766)

Provision for Income Taxes	-	-

Net Loss	$(9,281,924)	$(6,373,766)

Loss per common share (basic and assuming dilution)	$(0.09)	$(0.07)

Weighted average common shares outstanding	101,385,760	87,169,503

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2005	66,493,654	$66,494	2,000,000	$2,000	$26,628,844	$(26,388,356)	$308,982
Common shares issued in exchange for warrants exercised, net of costs and fees (Note I)	20,556,500	20,556	-	-	4,851,644	-	4,872,200
Common shares issued in exchange for options exercised, net of costs and fees (Note I)	280,000	280	-	-	27,720	-	28,000
General Cosmetics cancelled shares	(250,000)	(250)	-	-	(167,250)	-	(167,500)
Common shares issued in exchange for services rendered	4,123,673	4,124	-	-	742,802	-	746,926
Common shares issued in exchange for financing expenses	388,802	389	-	-	49,611	-	50,000
Common shares issued in exchange for interest expenses and deferred interest	465,000	465	-	-	78,540	-	79,005
Common shares issued in exchange for previously incurred debt	3,900,000	3,900	-	-	1,039,100	-	1,043,000
Warrants issued in exchange for deferred interests	-	-	-	-	44,417	-	44,417
Common shares issued in connection with acquisition of ADBSI (Note C)	2,105,263	2,105	-	-	597,895	-	600,000
Net loss (Restated - Note R)	-	-	-	-	-	(6,373,766)	(6,373,766)
Balance at December 31, 2005 (Restated-Note R)	98,062,892	$98,063	2,000,000	$2,000	$33,893,323	$(32,762,122)	$1,231,264

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance carry forward	98,062,892	$98,063	2,000,000	$2,000	$33,893,323	$(32,762,122)	$1,231,264
Common shares issued in exchange for options exercised, net of costs and fees (Note I)	413,089	$413	-	-	32,587	-	33,000
Common shares issued in exchange for services rendered (Note H)	3,799,331	$3,800	-	-	408,329	-	412,129
Common shares issued in exchange for interest expenses	929,222	$929	-	-	84,495		85,424
Common shares issued in exchange for previously incurred debt	8,017,439	$8,017	-	-	159,983	-	168,000
Black Scholes value for Warrant issuances	-		-	-	169,080		169,080
Employee option amortization	-				5,433		5,433
Record fair value of debt derivatives & warrants	-				(1,122,306)		(1,122,306)
Net loss	-	-	-	-	-	(9,281,924)	(9,281,924)
Balance at December 31, 2006	111,221,973	$111,222	2,000,000	$2,000	$33,630,924	$(42,044,046)	$(8,299,901)

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	2006	2005
		(Restated-Note R)
Cash flows from operating activities:
Net loss	$(9,281,924)	$(6,373,766)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered	412,129	746,926
Common stock issued in exchange for financing costs	-	50,000
Cancellation of common stock issued in prior year in connection with acquisition of research and development costs	-	(167,500)
Warrant amortization charged to interest expense	208,427	5,069
Share issuances charged to interest expense	116,383	48,045
Convertible debenture amortization charged to interest expense	1,352,670	-
Stock based compensation	5,433	-
Net gain on revaluation of warrant liability	(2,529,159)	-
Depreciation and amortization	195,417	193,449
Impairment of goodwill (Note C)	500,000	-
(Increase) decrease in prepaid expense	105,132	74,933
(Increase) decrease in accounts receivable	1,675,194	(1,679,537)
(Increase) decrease in inventories	1,897,488	(2,100,065)
(Increase) decrease in deposits and other assets	28,750	(65,623)
Increase (decrease) in cash disbursed in excess of available funds	-	-
Increase in accounts payable and accrued liabilities	1,927,620	1,960,301

Net cash (used in) operating activities	(3,386,441)	(7,307,766)

Cash flows from investing activities:
Restricted cash - term deposit	150,000	(150,000)
Net cash paid for acquisition	-	(96,638)
Purchase of property and equipment	-	(275,455)

Net cash provided by (used in) investing activities	150,000	(522,093)

Cash flows from financing activities:

Proceeds from notes payable, net of repayments	578,186	1,844,800
Proceeds from sale of common stock and exercise of stock options, net of costs and fees	33,000	4,900,200
Proceeds from (repayments to) convertible debentures	2,594,000	(500,000)

Net cash provided by financing activities	3,205,186	6,245,000

Net (decrease) in cash and cash equivalents	(31,255)	(1,584,859)
Cash and cash equivalents at the beginning of the period	45,700	1,630,559
Cash and cash equivalents at the end of the period	$14,446	$45,700

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2006 and 2005

	2006	2005
		(Restated-Note R)
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash	$798,618	$269,158
Income taxes paid in cash	-	-
Issuance of common stock in exchange for services (Note H)	412,129	746,926
Common stock issued in exchange for deferred interest expense (Note H)	-	40,505
Common stock issued in exchange for interest expense (Note H)	116,383	38,500
Common stock issued in exchange for financing expense (Note H)	-	50,000
Cancellation of common stock issued in prior year in connection with acquisition of research and development costs	-	167,500
Issuance of common stock in exchange for previously incurred debt (Note H)	18,000	1,043,000
Issuance of common stock in exchange for convertible debenture (Note F and G)	150,000	-
Warrants issued in exchange for deferred financing costs (Note I)	-	44,417
Common stock issued in connection with Acquisition of ADBSI (Note C)	-	600,000

See accompanying notes to consolidated financial statements

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

For revenue from product sales, the Company follows a policy of recognizing revenues as products are shipped. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery. However, in limited circumstances, certain customers requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

(1) Title and risk of ownership have passed to the customer;
(2) The Company has obtained a written fixed purchase commitment;
(3) The customer has requested in writing the transaction be on a bill and hold basis;
(4) The customer has provided a delivery schedule;
(5) All performance obligations related to the sale have been completed;
(6) The product has been processed to the customer's specifications, accepted by the customer and made ready for shipment; and
(7) The product is segregated and is not available to fill other orders.

The Company records any payment received in advance from customer not meeting revenue recognition criteria as deferred revenue in liability section of the balance sheet. At December 31, 2006 and 2005, deferred revenue balance (included in accounts payable) was $140,000 and $50,000, respectively.

Significant Returns

During the second quarter of 2006 a major retailer returned one sku of the Company’s O24 product. Although it was a sell through contract and the retailer had made payments in connection with this sale, the decision to accept the return and issue a refund to the retailer was predicated upon maintaining an ongoing business relationship with this retailer, and accordingly the Company has charged $300,647 to operations relating to these returns. Additionally, during the second quarter of 2006 a major retailer returned two skus of O24 product which was purchased around August of 2005. Management did not anticipate a return for this sale and therefore no reserve was established in prior periods based upon retail sell through experienced at similar retailers, as well as other evaluation. The Company’s management has determined that in future periods, additional measures will be taken to evaluate and estimate the potential for product returns. Should a product return be indicated or predicted, an accrual for product returns will be established.

Advertising

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs”, advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, costs of out-of-store advertising paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost if both identified advertising benefit is sufficiently separable from the purchase of the Company’s products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction in revenues since the benefits are not sufficiently separable from the purchases of the Company’s products by customers. For certain customers the Company also receives in return, invoices for advertising and marketing expenses which are offset to any amounts receivable from the Customer.

The Company incurred advertising expenses of $4,301,163 and $4,235,356 for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, the Company recorded $0 as a reduction in revenue as described in EITF Issue No. 01-09 above.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2006 and 2005, the Company’s expenditures on research and product development were immaterial.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s primary office is located in Canada. However, the Company’s management has determined to use US Dollar as its functional and reporting currency based upon consideration of economic and other factors. The books of record are consistently maintained in US Dollar. Accordingly, translation of functional currency into the reporting currency is obviated.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $9,281,924 and $6,373,766 for the year ended December 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $7,581,624 as of December 31, 2006.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $337,236 and $29,625 at December 31, 2006 and 2005, respectively.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 was determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in Note I below, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 3,130,000 stock options were outstanding and exercisable.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock options to employees and accordingly compensation expense related to employees’ stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Had compensation for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and loss per share would be as follows:

2005
(Restated-Note R)
Net loss - as reported	$(6,373,766
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(226,570
Net loss - Pro Forma	$(6,600,336
Net loss attributable to common stockholders - Pro forma	$(6,600,336
Basic (and assuming dilution) loss per share - as reported	$(0.07
Basic (and assuming dilution) loss per share - Pro forma	$(0.08

Disclosure for the period ended December 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (‘SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006.  As disclosed in Note R, the Company restated its Financial Statements for the year ending December 31, 2005 after review of its prior year sales, in compliance with the SEC issued Staff Accounting Bulletin 104. The adoption of Staff Accounting Bulletin 108 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of December 31, 2006 and 2005 are as follows:

	2006	2005
		(Restated-Note R)
Raw Materials	$301,684	$854,424
Finished Goods	524,114	1,868,862
	$825,798	$2,723,286

NOTE C - BUSINESS COMBINATIONS

Intangible Assets Acquired

On May 20, 2003 the Company acquired equipment, nine patented bioscience products and related intangible assets from General Cosmetics Corporation. In consideration for the acquisition of the tangible and intangible assets, the Company issued a total of 6,750,000 shares of restricted Class A common stock. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - BUSINESS COMBINATIONS (Continued)

Intangible Assets Acquired (Continued)

The intangible assets and related accumulated amortization balance at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:
Patents	$563,250	$(408,356)	$154,894	$-	5.0
Customer mailing Lists	30,000	(21,750)	8,250	-	5.0
Trademarks	45,000	(32,625)	12,375	-	5.0
Non-compete agreements	112,500	(112,500)	-	-	2.0
Other	9,000	(6,526)	2,474	-	5.0
Total	$759,750	$(581,757)	$177,993	$-	4.6

Total amortization expense charged to operations for the year ended December 31, 2006 and 2005 were $129,450 and $150,545. Estimated amortization expense as of December 31, 2006 is as follows:

2007	$129,450
2008	48,543
Total	$177,993

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

The following summarizes the acquisition of ADBSI:

Assets acquired	$196,637
Goodwill	500,000
Total purchase Price	$696,637

Issuance of 2,105,263 shares of common stock (Note G)	$600,000
Cash paid	96,637
Total purchase price	$696,637

The Company valued the common stock issued to the UTEK at $0.285 per share, which approximated the fair value of the Company’s common stock at the date of acquisition. The Company has recorded the carryover basis of the net assets acquired, which did not differ materially from their fair value and its operating results have been included in the Company’s consolidated financial statements since the date of purchase. The Company believes the acquisition resulted in the recognition of goodwill primarily because of its industry position, management strength and potential to serve as a platform for consolidation.

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. At September 30, 2006, it was determined that the value of the goodwill was impaired. An expense of $500,000 was charged against earnings for the year ended December 31, 2006.

Option Agreement: On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc., a Delaware corporation ("Back Bay") pursuant to the terms of the Option Agreement. ADBSI may exercise this option after receipt of Back Bay's notice of completion of the development of Nutraceutical intellectual property or related products, or upon termination of an existing license agreement relating to the Nutraceutical technology. In consideration for the Option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement. ADBSI paid the first $15,000 installment on March 31, 2005. The second installment was due March 31, 2006 but the Company’s management has decided to let the Option lapse. Pursuant to the terms Option Agreement, the Option becomes void when the Company fails to make the payment within 30 days from the payment due date.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - BUSINESS COMBINATIONS (Continued)

Acquisition of Anti-Depression BioHealth Solutions, Inc. (Continued)

License Agreement: ADBSI's assets include an exclusive license to, among other things, develop and market patented and proprietary PMS Escape product pursuant to the Patent License Agreement. This royalty-bearing exclusive license gives ADBSI rights to use, manufacture and distribute the PMS Escape product or any other product developed from certain patent rights licensed to Back Bay in the United States and Canada. This agreement also gives ADBSI the rights to use all intellectual property related to PMS Escape, except the patent rights, in connection with the marketing, sale and distribution of the product. Upon the execution of this agreement, ADBSI agrees to pay a one-time, non-refundable fee of $125,000 to Back Bay and to prepay for Back Bay's finished PMS Escape and packaging inventory. The $125,000 fee was paid on ADBSI's behalf by UTEK. The Company is currently in default of its obligation of its License Agreement with Back Bay.

Prepaid Expense: ADBSI also entered into a Consulting Agreement with Back Bay and its principals on March 31, 2005. Pursuant to the terms of the Consulting Agreement, Back Bay’s principals will provide consulting services relating to PMS Escape and other products to which ADBSI obtains rights under the Patent License Agreement. The initial term of the Consulting Agreement expires on April 1, 2009 and automatically renews for additional one-year terms. In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement, the remaining installments were due on the first, second and third anniversary dates of the Consulting Agreement. On March 31, 2006, the Company has re-negotiated the terms of the Consulting Agreement with Back Bay and its principals, revised consulting fees are $6,000 payable quarterly. The Company is currently in default of this revised Consulting Agreement.

NOTE D - PROPERTY AND EQUIPMENT

During the years ended December 31, 2006 and 2005, the Company also acquired furniture and equipment for its facilities in Texas and Toronto. Property and equipment are depreciated over their estimated useful life of 5 years. Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
Office furniture and equipment	$329,837	$329,837
Accumulated depreciation	(124,997)	(59,030)
Net	$204,840	$270,807

Depreciation expense included as a charge to operations amounted to $65,967 and $42,905 for the year ended December 31, 2006 and 2005, respectively.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accounts payable	$3,965,462	$2,600,196
Other accrued expenses	602,195	53,757
Total	$4,567,657	$2,653,953

NOTE F - NOTES PAYABLE

A summary of notes payable at December 31, 2006 and 2005 is as follows:

	2006	2005
Notes payable to Strategic Equity Corp.; interest rate 24% per annum; interest only payable monthly, maturity date is April 28, 2006. (b)	$-	$554,400
Notes payable to Strategic Equity Corp.; interest rate 24% per annum; interest only payable monthly, maturity date is June 5, 2006. (a)	-	621,600
Notes payable to Strategic Equity Corp.; interest rate 24% per annum; principal and interest payable monthly, maturity dates are October 30, 2006 and December 15, 2006. (c)	1,345,102	-

Notes payable to Double U Master Fund.; interest rate 24% per annum; interest only payable monthly, maturity date is December 20, 2006. (d)	560,000	560,000
Notes payable to Double U Master Fund.; interest rate 24% per annum; interest only payable monthly, maturity date is December 20, 2006. (e)	250,000	250,000

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - NOTES PAYABLE (Continued)

(Continued)	2006	, 2005
Notes payable to Cigam Trust.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. (f)	50,000	50,000
Notes payable to G. Feldbaum.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. (f)	50,000	50,000
Notes payable to Goulet.; interest rate 20% per annum; interest only payable monthly, maturity date is in February 2006. (h)	84,000	84,000
Notes payable on demand; interest rate 18% per annum; interest only payable monthly. (i)	16,800	16,800
Notes payable to a related party, due upon demand; non interest bearing. (j)	213,254	-
Notes payable to an individual, due August 11, 2006. The Company is in default under the terms of the note (k)	174,000	-
Notes payable on demand, non interest bearing (l)	21,830	-
Total	2,764,986	2,186,800
Less: current portion	(2,764,986)	(2,186,800)
Long term portion	$-	$-

a)
Notes Payable: On June 6, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the “Agreement”) with Strategic Equity Corp. (“Strategic Equity”) for the sum of $660,000 Canadian Dollar (CAD) (approximately $534,600 USD) being delivered to the Company on or before June 6, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 100,000 shares of the Company’s Class A common stock as extra financing charges. The Company valued the common shares issued at $0.30 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity dates on December 5, 2005. This note was cancelled on December 5, 2005 and replaced with a new note for the sum of $740,000 CAD (approximately $621,600 USD). Pursuant to the Agreement, the Company issued to Strategic Equity 70,000 warrants to purchase an aggregate of 70,000 shares of the Company’s Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.14 which was the closing price of the Company’s common stock on December 5, 2005. The Company valued the warrants granted in the amount of $9,177, and accounted for as a deferred financing cost. During the year ended December 31, 2006, $9,177 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - NOTES PAYABLE (Continued)

b)
Notes Payable: On October 28, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the “Agreement”) with Strategic Equity Corp. (“Strategic Equity”) for the sum of $660,000 Canadian Dollar (CAD) (approximately $554,400 USD) being delivered to the Company on or before October 28, 2005. Pursuant to the Agreement, the Company issued to Strategic Equity 175,000 shares of the Company’s Class A common stock as extra financing charges. The Company valued the common shares issued at $0.129 per share, and the value of common shares issued was charged to operations during the year ended December 31, 2005. The Company also issued to Strategic Equity 50,000 warrants to purchase an aggregate of 50,000 shares of the Company’s Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company’s common stock on October 28, 2005. The Company valued the warrants granted in the amount of $5,590, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the year ended December 31, 2006, $5,590 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $660,000 CAD is interest only payable monthly at 24% per annum with the maturity date of April 28, 2006. The promissory note is secured by the Company’s trade accounts receivable and a security charge over all unsecured assets of the Company. This note was cancelled on April 28, 2006 and replaced with a new note for the sum of $1,575,000 CAD.

d)
Notes Payable: On April 28, 2006, the Company entered into a Security Agreement and Security Agreement Amendment (together the “Agreement”) with Strategic Equity Corp. (“Strategic Equity”) for the sum of $1,575,000 Canadian Dollar (CAD) (approximately $1,357,758 USD) being delivered to the Company on or before April 28, 2006. Pursuant to the Agreement, the Company issued to Strategic Equity 722,222 shares of the Company’s Class A common stock as extra financing charges valued at $79,444, and the value of common shares issued was charged to operations during the nine months ended September 30, 2006. The promissory note in the amount of $1,575,000 CAD is interest and principal payable monthly at 24% per annum with the maturity dates on October 30, 2006 ($739,910 CAD) and December 15, 2006 ($835,090 CAD). Pursuant to the Agreement, the Company issued to Strategic Equity 600,000 warrants to purchase an aggregate of 600,000 shares of the Company’s Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 3rd anniversary of the warrant issue date. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of three years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company’s common stock on September 30, 2006. The Company valued the warrants granted in the amount of $83,040, and accounted for as a deferred financing cost. The deferred financing cost is amortized and charged to operations over the term of the note. During the year ended December 31, 2006, $83,040 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note is secured by the Company’s trade accounts receivable and a security charge over all unsecured assets of the Company. During the year ended December, 2006, the Company paid down $28,906CAD in principal. The balance of the note at December 31, 2006 amounted $1,546,094 CAD (approximately $1,345,102 USD). The Company is currently in default under the terms of the note agreement.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - NOTES PAYABLE (Continued)

e)
Notes Payable: On June 21, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the “Agreement”) with Double U Master Fund for the sum of $560,000 being delivered to the Company on or before June 21, 2005. The promissory note in the amount of $560,000 is interest only payable monthly at 15% per annum with the maturity dates on December 20, 2005. The promissory note was secured by the Company’s inventory and accounts receivable. This note was cancelled on December 20, 2005 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before December 20, 2005. Pursuant to the Agreement, the Company issued to Double U Master Fund warrants to purchase an aggregate of 250,000 shares of the Company’s Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company’s next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.50 years, a risk free interest rate of 4.5%, a volatility of 220% and a deemed fair value of common stock of $0.12 which was the closing price of the Company’s common stock on December 20, 2005. The Company valued the warrants granted in the amount of $29,650, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the year ended December 31, 2006, $27,858 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. This note was cancelled on June 20, 2006 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before June 20, 2006. Pursuant to the Agreement, the Company issued to Double U Master Fund 600,000 warrants to purchase an aggregate of 600,000 shares of the Company’s Class A common stock, at $0.20 per share, exercisable at any time after the issuance and expiring on the day prior to the 5th anniversary of the effective date of the Company’s next Registration Statement. The Company valued the warrants using the Black-Scholes option pricing model, applying a life of 5.0 years, a risk free interest rate of 4.875%, a volatility of 199% and a deemed fair value of common stock of $0.148 which was the average closing price of the Company’s common stock on June 20, 2006. The Company valued the warrants granted in the amount of $86,040, and accounted for them as a deferred financing cost which were amortized and charged to operations over the term of the note. During the year ended ended December 31, 2006, $86,040 of non-cash interest expense was charged to operations in connection with the amortization of deferred financing cost. The promissory note in the amount of $560,000 is interest only payable monthly at 24% per annum with the maturity date of December 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. The Company is currently in default under the terms of the note agreement.

f)
Notes Payable: On December 20, 2005, the Company entered into a Security Agreement and Security Agreement Amendment (together the “Agreement”) with Double U Master Fund for the sum of $250,000 being delivered to the Company on or before December 20, 2005. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity date of June 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. This note was cancelled on June 20, 2006 and replaced with a new note for the sum of $560,000 being delivered to the Company on or before June 20, 2006. The promissory note in the amount of $250,000 is interest only payable monthly at 24% per annum with the maturity date of December 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. The Company is currently in default under the terms of the note agreement.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE F - NOTES PAYABLE (Continued)

g)
Notes Payable: On June 10 and June 13, 2005, the Company entered into an Agreement with each of Cigham Trust and G. Feldbaum for the sum of $50,000 being delivered to the Company on or before June 10 and June 13, 2005 respectively. Pursuant to the Agreement, the Company issued to each of Cigham and Feldbaum, 10,000 shares of the Company’s Class A common stock at approximately $0.30 per share. Interest expense of $13,500 was charged to operations during the three month period ended September 30, 2006. Each promissory note in the amount of $50,000 is interest only payable monthly at 18% per annum and is due upon demand. These notes are unsecured. The Company is currently in default under the terms of the note agreement.

h)
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

i)
Demand Note: On July 5, 2005, the Company entered into an Agreement for the sum of $20,000 Canadian Dollar (CAD) (approximately $16,800 USD) being delivered to the Company on or before July 5, 2005. The promissory note in the amount of $20,000 (CAD) is interest only payable monthly at 18% per annum and is due upon demand. This note is unsecured The Company is currently in default under the terms of the note agreement.

j)
Demand Note: During the year ended December 31, 2006 the Company entered into an Agreement with a related party for the sum of $235,500Canadian Dollar (CAD) (approximately $204,885 USD) and $8370 (USD) being delivered to the Company on or before December 31, 2006. These promissory notes are interest free and are due upon demand. These notes are unsecured.

k)
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

l)
Demand Note: On September 20, 2006, the Company entered into an Agreement for the sum of $14,000 USD and $9,000Canadian Dollar (CAD) (approximately $7,830 USD) being delivered to the Company on or before December 31, 2006. These promissory notes are interest free and are due upon demand. These notes are unsecured. This note is unsecured. The Company is currently in default under the terms of the note agreement.

Additionally, the Company entered into an Agreement on January 4, 2006 for the sum of $400,000 Canadian Dollar (CAD) (approximately $348,000 USD) being delivered to the Company on or before January 4, 2006. The promissory note in the amount of $400,000 (CAD) is non interest bearing, with a $25,000 (CAD) fee payable upon maturity, with a maturity date of March 28, 2006. On March 28, 2006, this note was renewed upon the same terms for a further three month period, with a maturity date of June 28, 2006, with an additional $25,000 (CAD) fee payable upon maturity. On June 28, 2006 this note was renewed for a further one month period, with a maturity date of July 28, 2006, and an additional $10,000 (CAD) fee payable upon maturity. This note is secured by the personal assets of a related party. This note was paid in full on August 25, 2006.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTEG - CONVERTIBLE NOTES PAYABLE

	December 31, 2006	December 31, 2005
Convertible notes payable dated April 11, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due December 7, 2007; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $550,336.	$599,664	$-

Convertible notes payable dated June 12, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due February 8, 2008; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $415,096.	284,904	-

Convertible notes payable dated August 24, 2006; effective interest rate 23% per annum; originally due December 29, 2006; note holder has the option to convert unpaid note principal the Company’s common stock at 75% of the average closing bid price of the Company’s common stock for the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $-0-. The note is currently in default.	594,000	-
	1,478,568	-
Less current maturities	(1,193,664)	-
Long term portion	$284,904	$-

Convertible Notes dated April 11, 2006 and June 12, 2006:

The Company entered into a Securities Purchase Agreement with accredited investors on April 11, 2006 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum for the first 150 days, 8% thereafter, payable and due as described above. The note holder has the option, commencing after 150 calendar days, to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.175, with certain reset provisions, or (ii) 80% the lowest price per share in the last reported trade of the Company’s common stock on the OTC - Bulletin Board or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The Company has certain early redemption provisions. As of December 31, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,782,500. The proceeds that the Company received were net of related fees and costs of $217,500. Capitalized financing costs were amortized over the maturity period of the convertible notes.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTEG - CONVERTIBLE NOTES PAYABLE  (Continued)

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

The Company recorded the fair value of the derivatives ($1,403,164) and warrants ($320,938) to debt discount, aggregating $1,724,102, which will be amortized to interest expense over the term of the Notes. Amortization of $758,670 was recorded for the year ended December 31, 2006.

Convertible Note dated August 24, 2006:

The Company entered into a Securities Purchase Agreement with an accredited investor on August 24, 2006 for the issuance of a $594,000 convertible note (“Convertible Note”) and attached to the Convertible Note were warrants to purchase 5,500,000 shares of the Company’s common stock. The net proceeds of the Convertible Note were discounted to an effective interest rate of 23% per annum. The noteholder has the option, commencing at the maturity date of December 29, 2006, to convert any unpaid note principal to the Company’s common stock at a rate of 75% of the average closing bid price per share for the five days immediately preceding the conversion date. As of December 31, 2006, the Company issued to the investor a Convertible Note in a totaling $594,000 in exchange for net proceeds of 550,000. The proceeds that the Company received were net of related fees, interest and costs of $44,000.

The Notes include certain features that are considered embedded derivative financial instruments.

The initial relative fair value assigned to the embedded derivatives was $392,874.

The warrants are exercisable for five years from August 23, 2006 at a price of $0.20 per share.

The accounting treatment of the derivatives and warrants requires the Company record the warrants at their fair values as of the inception date of the debt issuance up to the allocated net proceeds of the debt, which totaled $252,182

The Company recorded the fair value of the derivatives ($341,818) and warrants ($252,182) to debt discount, aggregating $594,000, which will be amortized to interest expense over the term of the Note. Amortization of $594,000 was recorded for the year ended December 31, 2006.

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

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 200,000,000 shares of Class A common stock with par value of $.001 per share, and 5,000,000 shares of Class B common stock with par value $.001 per share.

On June 27, 2005, the Company's Board of Directors and Shareholders approved resolutions to increase the total number of authorized shares of the Company’s capital stock from 160,000,000 shares to 215,000,000 shares as follows: (1) increase the authorized number of shares of Class A Common Stock from 100,000,000 shares to 200,000,000 shares and (2) to decrease the authorized number of shares of Class B Common Stock from 50,000,000 shares to 5,000,000 shares. Authorized share for preferred shares were kept unchanged at 10,000,000 shares of preferred stock with par value $.001 per share. On November 27, 2002, the Company effected a “one-for-one hundred” reverse stock split of its outstanding shares of Class A common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

As of December 31, 2006 and 2005, the Company has no preferred stock issued and outstanding. The Company has 111,221,973 and 98,062,892 shares of Class A common stock issued and outstanding at December 31, 2006 and 2005, respectively. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at December 31, 2006 and 2005.

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

For the year ended December 31, 2006, the Company issued an aggregate of 3,799,331 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $412,129. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 929,222 shares of Class A common stock in exchange for interest expense in the amount of $85,424 and 110,294 shares issued for previously incurred debt in the amount of $18,000. The Company issued an aggregate of 330,000 shares of Class A common stock in exchange for 330,000 stock options exercised at $0.10 per share, and 83,089 shares of common stock in exchange for 200,000 stock options exercised on a cashless basis (Note F). The Company issued an aggregate of 7,907,145 shares of common stock in exchange for $150,000 of its convertible debenture.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of December 31, 2006, the conversion has not occurred.

In 2006 our Board of Directors approved the Swiss Medica, Inc. 2006 Equity Incentive Plan which permits us to grant, for a ten year period, stock awards, stock bonuses and stock options. . We had originally reserved 15,000,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. As of December 31, 2006, we granted no stock awards and bonuses under the Plan.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I - OPTIONS AND WARRANTS

Warrants

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of December 31, 2006 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of December 31, 2006 and the previous valuation as of September 30, 2006 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company’s Class A common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 75.00	8,675	0.01	$75.00	8,675	$75.00
0.42	350,000	2.93	0.42	350,000	0.42
0.30	5,625,000	0.25	0.30	5,625,000	0.30
0.20	14,821,000	2.62	0.20	14,821,000	0.20
	20,804,675	1.98	$0.26	20,804,675	$0.26

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I - OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2004	27,331,175	$0.34
Granted	6,495,000	0.30
Exercised (Note H)	(20,556,500)	0.24
Canceled or expired	(265,000)	0.25
Outstanding at December 31, 2005	13,004,675	$0.30
Granted	8,700,000	0.20
Exercised (Note H)	-	-
Canceled or expired	(900,000)	0.20
Outstanding at December 31, 2006	20,804,675	$0.26

The weighted-average fair value of warrants granted to non-employees during the years ended December 31, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5%	4.5%
Expected stock price volatility	220%	220%
Expected dividend payout	-	-
Expected warrant life-years (a)	1 to 5 years	1 to 5 years

(a) The expected warrant life is based on contractual expiration dates.

During the year ended December 31, 2006 and 2005, the Company granted an aggregate of 8,700,000 and 6,495,000 warrants to investors in connection with debt and equity financing. The Company fair valued the warrants granted in connection with debt financing and accounted for as deferred financing costs. The deferred financing cost is amortized and charged to operations over the term of the note (Note F).

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors, provided that no stock options vested prior to October 6, 2005.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2,256,098	2.77	$0.10	2,256,098	$0.10
$0.25	168,902	3.84	$0.25	118,902	$0.25
	2,425,000	2.85	$0.11	2,375,000	$0.11

Transactions involving stock options issued to employees and directors are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at December 31, 2004	3,431,098	$0.10
Granted	168,902	0.25
Exercised (Note H)	(280,000)	0.10
Canceled or expired	(190,000)	0.10
Outstanding at December 31, 2005	3,130,000	$0.11
Granted	-	-
Exercised (Note H)	(530,000)	0.10
Canceled or expired	(175,000)	0.10
Outstanding at December 31, 2006	2,425,000	$0.11

There were no employee stock options granted and 60,000 employee stock options vested during the year ended December 31, 2006. The financial statements for the year ended December 31, 2005 have not been restated upon adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share would have been $(5,627,736) and $(0.06), for the year ended December 31, 2005.

The estimated value of the employee stock options vested during the year period ended December 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.875%, and a dividend yield of 0% and volatility of 115%. Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 was $5,433, net of tax effect.

NOTE J - PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets at December 31, 2006 and 2005 are as follows:

	2006	2005
		(Restated-Note R)
Prepaid Services Fees	$9,201	$71,321
Prepaid Insurance	30,483	51,065
License Agreement, net (Note C)	81,250	106,250
Deferred financing costs, net	-	70,308
Other prepaid expenses	24,171	50,352
Total	$145,105	349,296

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE K - RELATED PARTY TRANSACTIONS

One of the Company’s Officers and Directors has short-term loans to the Company of $213,254 as at December 31, 2006. These loans are non-interest bearing and due upon demand.

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

Convertible Notes dated April 11, 2006 and June 12, 2006:

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Binomial Lattice option pricing model. Assumptions regarding the life were one to two years, expected dividend yield of 0%, a risk free rate of 4.74 to 4.91%, and a volatility of 175.38% to 198.44%. The determined value of both the warrants and the underlying embedded derivatives as of December 31, 2006 was $597,436. The net change in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated statement of losses.

Convertible Note dated August 24, 2006:

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Black Scholes option pricing model. Assumptions regarding the life for the embedded derivatives were 1 day, expected dividend yield of 0%, a risk free rate of 4.75%, and a volatility of 133.1%. Assumptions regarding the life for the warrants were 1,696 days, expected dividend yield of 0%, a risk free interest rate of 4.70%, and a volatility of 133.1% The determined value of both the warrants and the underlying embedded derivatives as of December 31, 2006 was $283,161. The net change in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated statement of losses.

Additionally, in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for unrelated warrants to purchase its common stock due to the circumstances described above as liabilities. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.74 to 5.02%, and a volatility of 133.1%. The determined fair value of the warrants and options as of December 31, 2006 was $21,363. The net change in the fair value of the derivative and warrant liability values from the initial fair value determination has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated statement of losses.

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE M - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $42,000,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $14,700,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$14,700,000
Valuation allowance	(14,700,000)
Net deferred tax asset	$-

NOTE N - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended December 31, 2006 and 2005:

	2006	2005
		(Restated - Note R)
Net loss available for common shareholders	$(9,281,924)	$(6,373,766)
Basic and fully diluted loss per share	$(0.09)	$(0.07)
Weighted average common shares outstanding, as adjusted	101,385,760	87,169,503

For the years ended December 31, 2006 and 2005, 10,000,000 and 12,897,474 potential shares, respectively, were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE O - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse facilities on a four year lease basis in Richardson, Texas, expiring April 1, 2009. Monthly rents under the lease are $1,694. The Company leases office and warehouse facilities on a five year basis in Mississauga, Ontario, Canada, expiring May 31, 2011. Gross monthly rents under the lease are $11,558, CAD. Rental expenses charged to operations during the year ended December 31, 2006 and 2005 were $121,318 and $99,646, respectively. The Company is in default relating to both lease commitments. Commitments for minimum rentals under non cancelable leases at December 31, 2006 are as follows:

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)

2007	$141,006
2008	141,006
2009	130,788
2010	127,029
2011	77,015
Total	$616,842

Employment and Consulting Agreements

The Company has employment agreements with certain of its key employees, and consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable from year to year unless either the Company, employees or consultants terminates such engagement by written notice.

Commitments

On March 31, 2005, in connection with the Acquisition Agreement, ADBSI obtained a 48-month exclusive option ("Option Agreement") to acquire an exclusive license to Nutraceutical intellectual property and products developed or manufactured using the Nutraceutical intellectual property from Back Bay Scientific, Inc (Note B). In consideration for the option, ADBSI agreed to pay Back Bay $60,000 in four equal payments of $15,000. The first payment was made upon the effectiveness of the Option Agreement on March 31, 2005, and the remaining three payments are due on the first, second and third anniversary dates of the Option Agreement. The second installment was due March 31, 2006 but the Company’s management has decided to let the Option lapse. Pursuant to the terms Option Agreement, the Option becomes void when the Company fails to make the payment within 30 days from the payment due date.

On March 31, 2005, ADBSI entered into a Consulting Agreement with Back Bay and its principals (Note C). In consideration for the Consulting Agreement, ADBSI agreed to pay Back Bay $200,000 in four equal payments of $50,000. The first payment was made upon the effectiveness of the Consulting Agreement on March 31, 2005, and the remaining three payments are due on the first, second and third anniversary dates of the Consulting Agreement. On March 31, 2006, the Company has re-negotiated the terms of the Consulting Agreement with Back Bay and its principals, revised consulting fees are $6,000 payable quarterly. The Company is currently in default of this revised Consulting Agreement.

On February 8, 2005 the Company entered into an agreement with UPS Supply Chain Solutions to handle warehousing and distribution services on behalf of the Company, for the warehousing and distribution of its products from three strategically located warehouses in the U.S. On February 8, 2005 the Company issued an irrevocable letter of credit in the amount of $150,000 in favor of UPS Supply Chain Solutions as security for these services to be rendered. In November of 2006, this agreement with UPS Supply Chain Solutions was terminated.

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

SWISS MEDICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE O - COMMITMENTS AND CONTINGENCIES (Continued)

In August 2006, our Board of Directors and stockholders owning an aggregate of 2,000,000 shares of Class B common stock and 10,498,609 shares of Class A common stock outstanding as of the Record Date (or 54.8% of the outstanding stockholder votes) have consented to authorize the Company to effect a reverse stock split of the Company's common stock at a ratio to be later determined by the Board of Directors of at least 1-for-2 but no greater than 1-for-10.

Litigation

During the year ended December 31, 2006, Westwood One, Inc. filed a complaint against the Company and for unpaid advertising invoices totaling $217,382.81 of which the Company has subsequently paid approximately $75,000 pursuant to a settlement agreement. As of May18, 2007 Westwood One has caused certain accounts held in the Company’s name at various financial and other institutions to be garnished pursuant to a judgment received. Subsequent to the year ended December 31, 2006 the Company has paid an additional $19,000 towards settlement of this debt.

During the year ended December 31, 2006, Garden State Nutritionals filed a complaint against the Company for breach of contract and unpaid book accounts. On September 19, 2006 the Company made counter claim for breach of contract and failure to manufacture and deliver product pursuant to terms of the contract. Both parties have subsequently agreed to settle the matter and a joint stipulation to dismiss the entire action was submitted to the Court in April 2007.

During the year ended December 31, 2006 American Carton Company (“ACC”) filed a complaint against the Company for unpaid invoices. Default judgment was entered against the Company on May 19, 2006 in the principal amount of $141,107.54. In March 2007 the Company subsequently entered into a settlement agreement to resolve the matter and the Company agreed to pay ACC approximately $18,000.

During the year ended December 31, 2006 Salem Radio Network (“Salem”) filed a complaint against the Company for unpaid invoices. A default judgment was entered against the Company and in May 2007 the Company and Salem entered into a settlement agreement for approximately $63,000 to resolve the matter.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE P - MAJOR CUSTOMERS AND VENDORS

Revenue from four (4) major customers, which accounted for greater than 10% of total sales, approximated $872,865 or 83% of sales for the year ended December 31, 2006, and four (4) major customer with total sales of 4,073,865 or 78% of sales for the year ended December 31, 2005.

There were no purchases from major suppliers that accounted for greater than 10% of total purchases for the year ended December 31, 2006. Total purchases from three (3) major suppliers, which accounted for more than 10% of total purchases, approximated $1,555,000 or 56% of purchases for the year ended December 31, 2005. Total accounts payable of $128,347, or 3% of total accounts payable was due to these suppliers as of December 31, 2006.

NOTE Q - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses of $9,281,924 and $6,373,766, respectively. The Company’s current liabilities exceeded its current assets by $7,581,624 and the accumulated deficit amounted to $42,044,046 as of December 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company is actively pursuing additional debt and equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows improve, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE R - RESTATEMENT OF CONSOLIDATED FINANCAL STATEMENTS

The Company concluded that a class of sales transactions that were recorded in the fourth quarter of 2005 and first quarter of 2006 did not meet the criteria as described in Staff Accounting Bulletin no. 104 - Revenue Recognition which superseded Staff Accounting Bulletin no. 101 - Revenue Recognition in Financial Statements.

Accordingly the accompanying consolidated financial statements as of December 31, 2005 and for the year ended December 31, 2005 have been restated to reverse sales recorded in error. The effects of these adjustments are:

1.	Reversal of recorded sales resulting in a decrease in accounts receivable and sales of $1,192,944 and related inventory increase of $220,344.

The net effect of these adjustments is an increase in net loss from $5,401,166 to $6,373,766 or $972,600 increase for the year ended December 31, 2005 with no net effect on cash flows. The loss per common share increased from $.06 to $0.07 or $0.01 per share.

The following tables summarizes the effects of these adjustments on the Company’s consolidated balance sheet as of December 31, 2005; consolidated statement of losses and statement of cash flow for the year ended December 31, 2005:

Consolidated Balance Sheet
December 31, 2005

	As Previously
	Reported	Adjustment	Reference		As Restated
Assets:
Current assets:
Cash and cash equivalents	$45,700	$-			$45,700
Restricted cash	150,000	-			150,000
Accounts receivable	2,932,893	(1,192,944)	(a	)	1,739,949
Inventories	2,502,942	220,344	(a	)	2,723,286
Prepaid expenses	144,816	-			144,816
Total current assets:	5,776,351	(972,600)	(a	)	4,803,751

Property and equipment	329,837	-			329,837
Less accumulated depreciation	(59,030)	-			(59,030)
Net	270,807	-			270,807

Other assets:
Intangible assets	307,442	-			307,442
Prepaid and other	204,480	-			204,480
Goodwill	500,000	-			500,000
Total other assets	1,011,922	-			1,011,922

Total assets	$7,059,080	$(972,600)	(a	)	$6,086,480

Liabilities and (deficiency) in
Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,653,953	$-			$2,653,953
Notes payable, current portion	2,186,800	-			2,186,800
Total current liabilities	4,840,753	-			4,840,753

Accrued liabilities, long term	14,463	-			14,463

(Deficiency in ) Stockholders' Equity:
Preferred stock	-	-			-
Class A common stock	98,063	-			98,063
Class B common stock	2,000	-			2,000
Additional paid in capital	33,893,323	-			33,893,323
Accumulated deficit	(31,789,522)	(972,600)	(a	)	(32,762,122)
Total (deficiency in) stockholders' equity	2,203,864	(972,600)	(a	)	1,231,264

Total liabilities and (deficiency in) stockholders' equity	$7,059,080	$(972,600)	(a	)	$6,086,480

Consolidated Statement of Losses
Year ended December 31, 2005

	As Previously
	Reported	Adjustment	Reference		As Restated
Revenues, net	$6,426,900	$(1,192,944)	(a	)	$5,233,956
Cost of sales	1,322,334	(220,344)	(a	)	1,101,990
Gross profit	5,104,566	(972,600)	(a	)	4,131,966

Operating expenses:
Selling, general and administrative	10,043,125	-			10,043,125
Depreciation and amortization	193,449	-			193,449
Total operating expenses	10,236,574	-			10,236,574

Loss from operations	(5,132,008)	(972,600)	(a	)	(6,104,608)

Interest expense, net	(269,158)	-			(269,158)
Provision for income taxes	-	-			-

Net loss	$(5,401,166)	$(972,600)	(a	)	$(6,373,766)

Loss per common share (basic and assuming dilution)	$(0.06)	$(0.01)	(a	)	$(0.07)

Consolidated Statement of Cash Flows
Year ended December 31, 2005

	As Previously
	Reported	Adjustment	Reference		As Restated
Cash flows from operating activities:
Net loss	$(5,401,166)	$(972,600)	(a	)	$(6,373,766)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Common stock issued in exchange for services rendered	746,928	-			746,928
Common stock issued in exchange for financing costs	50,000	-			50,000
Cancellation of common stock issued in prior year in connection with acquisition of research and development costs	(167,500)	-			(167,500)
Warrant amortization charged to interest expense	5,069	-			5,069
Share issuances charged to interest expense	48,045	-			48,045
Depreciation and amortization	193,449	-			193,449
(Increase) decrease in prepaid expense	74,933	-			74,933
(Increase) decrease in accounts receivable	(2,872,481)	1,192,944	(a	)	(1,679,537)
(Increase) decrease in inventories	(1,879,721)	(220,344)	(a	)	(2,100,065)
(Increase) decrease in deposits and other assets	(65,623)	-			(65,623)
Increase (decrease) in accounts payable and accrued liabilities	1,960,301	-			1,960,301
Net cash (used in ) operating activities	(7,307,766)	-			(7,307,766)

Net cash (used in) investing activities:
Restricted cash - term deposit	(150,000)	-			(150,000)
Net cash paid for acquisition	(96,638)	-			(96,638)
Purchase of property and equipment	(275,455)	-			(275,455)
Net cash (used in) investing activities	(522,093)	-			(522,093)

Net cash provided by financing activities:
Proceeds from notes payable, net of repayments	1,844,800	-			1,844,800
Proceeds from sale of common stock and exercise of stock options, net of costs and fees	4,900,200	-			4,900,200
Proceeds from (prepayments to) convertible debentures	(500,000)	-			(500,000)
Net cash provided by financing activities:	6,245,000	-			6,245,000

Net increase (decrease) in cash and cash equivalents	(1,584,859)	-			(1,584,859)
Cash and cash equivalents at beginning of period	1,630,559	-			1,630,559

Cash and cash equivalents at end of period	$45,700	$-			$45,700

(a)
The Company concluded that certain sales that were recorded in the year ended December 31, 2005 did not meet the criteria as described in Staff Accounting Bulletin no. 104 - Revenue Recognition which superseded Staff Accounting Bulletin no. 101 - Revenue Recognition in Financial Statements. Therefore, the Company reversed $1,192,944 of previously recorded sales and reclassified the related inventory of $220,344. The net effect to operations was $972,600.

NOTE S - SUBSEQUENT EVENTS

On May 10, 2007 the Company closed a financing transaction in which it sold unsecured convertible notes (the "Notes") to certain investors pursuant to a Subscription Agreement dated May 10, 2007. The Company received aggregate gross proceeds of $600,000 on the Closing. The net proceeds, after legal and banking fees, have been reserved in a legal restructuring bank account for secured and unsecured debt restructuring settlement payments including payments to unsecured creditors who have signed releases to write off a significant portion of their receivables from the Company.

The Company granted the Investors the Notes in the aggregate principal amount of $672,000, each dated May 10, 2007 or 1.12 times the Aggregate Purchase Price. The Notes mature on November 10, 2007 (the "Maturity Date"). The Investors cannot convert the Notes into shares of the Company's $0.001 par value common stock (the "Common Stock"), in whole or in part, prior to November 10, 2007.

Subsequent to the year ending December 31, 2006 the Company issued 18,239,518 Class A common shares to Montgomery Equity Partners as $101,750 principal payment towards its convertible debenture with Montgomery. The Company also issued 12,950,000 Class A common shares to various employees and Directors under its 2006 Equity Incentive Plan, and 4,550,000 shares issued to various corporations and individuals to pay down accounts payable debt.

The Company filed Form 8-K on May 30, 2007 which included report relating to error in recording sales in first quarter of 2006 and error in second and third quarter of 2006 relating to accounting for the contractually re-pricing of the stated exercise price of the warrants to acquire the Company’s common stock issued to the holders of the Company’s debentures. Accordingly, the Company is finalizing corrections and plan to accordingly restate first three quarters of 2006.