Form 10QSB
period 2007-03-31
SWISS MEDICA INC
filed 2007-06-18
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ______________

Commission file number 000-09489

SWISS MEDICA, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	98-0355519
(State of Incorporation)	(IRS Employer Identification No.)

375 Britannia Road East, Unit B
Mississauga, Ontario, Canada L4Z 3E2
(Address of Principal Executive Offices)

(905) 501-0118
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

As of June 7, 2007 the Company had 146,991,491 shares of its par value $0.001 Class A common stock and 2,000,000 shares of its par value $0.001 Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [   ]  No [X]

SWISS MEDICA, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
March 31, 2007

Condensed Consolidated Statements of Losses:
Three Months Ended March 31, 2007 and 2006 (as restated)

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2007 and 2006 (as restated)

Notes to Unaudited Condensed Consolidated Financial Information:
March 31, 2007

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2007
ASSETS:
Cash and cash equivalents	$-
Accounts receivable, net of allowance for discounts of $337,340	42,266
Inventories (Note B)	777,629
Prepaid expenses and deposits	9,837
Total current assets	829,732

Property and equipment: (Note D)
Property and equipment:	329,837
Less: accumulated depreciation	141,489
Total property and equipment	188,348

Other assets:
Intangible assets, net of accumulated amortization of $614,119(Note C)	145,631
Prepaid and other	98,234
Total other assets	243,865

Total assets	$1,261,945

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds	$11,827
Accounts payable and accrued liabilities (Note E)	4,942,923
Notes payable, current portion (Note F)	2,769,847
Convertible notes payable, current maturities (Note G)	1,674,460
Total current liabilities	9,399,057

Fair value of debt derivative and allocated fair value of related warrants	641,954
Accrued liabilities, long-term portion	9,341
Total long term liabilities	651,295

Commitments and contingencies (Note K)	-

(Deficiency in) Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding (Note H)	-
Class A Common stock, par value $ .001 per share; 200,000,000 shares authorized; 136,961,491 shares issued and outstanding (Note H)	136,962
Class B Common stock, par value $.001 per share; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding (Note H)	2,000
Additional paid-in capital	33,834,088
Accumulated deficit	(42,761,457)
Total (deficiency in) stockholders' equity	(8,788,407)
Total liabilities and (deficiency in) stockholders' equity	$1,261,945

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For the three months ended March 31,
	2007	2006
		(As restated - Note N)
Revenues, net	$214,024	$604,605
Cost of Sales	46,574	158,638
Gross Profit	167,450	445,967

Operating Expenses:
Selling, General and Administrative	635,109	2,244,430
Depreciation and Amortization (Note C and D)	48,854	48,854
Total Operating Expenses	683,963	2,293,284

Loss from Operations	(516,513)	(1,847,317)

Interest Expense, net	(470,193)	(192,285)
Net Gain on Revaluation of Warrant Liability (Note G)	269,295	-
Provision for Income Taxes	-	-

Net Loss	$(717,411)	$(2,039,602)

Loss per common share (basic and assuming dilution)	$(0.01)	$(0.02)

Weighted average common shares outstanding	118,279,964	98,692,471

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months March 31,

	2007	2006
		(As restated- Note N)
Cash flows from operating activities:
Net loss	$(717,411)	$(2,039,602)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered	23,500	158,313
Warrant amortization charged to interest expense	-	21,964
Share issuances charged to interest expense	-	20,030
Stock based compensation (Note I)	-	5,433
Convertible debenture amortization charged to interest expense (Note G)	259,642	-
Net gain on revaluation of warrant liability (Note G)	(269,295)	-
Depreciation and amortization (Note C and D)	48,854	48,854
(Increase) decrease in prepaid expense and other assets	37,036	(18,275)
Decrease in accounts receivable	22,489	488,728
Decrease in inventories	48,169	270,717
Increase in cash disbursed in excess of available funds	11,827	-
Increase in accounts payable and accrued liabilities	515,883	644,999
Net cash (used in) operating activities	(19,306)	(398,840)

Cash flows from financing activities:

Proceeds from notes payable, net of repayments	4,860	378,000
Proceeds from sale of common stock and exercise of stock options, net of costs and fees	-	8,000
Net cash provided by financing activities	4,860	386,000

Net (decrease) in cash and cash equivalents	(14,446)	(12,840)
Cash and cash equivalents at the beginning of the period	14,446	45,700
Cash and cash equivalents at the end of the period	$-	$32,860

Supplemental Disclosures of Cash Flow Information:
Interest paid in cash	$210,551	$150,290
Income taxes paid in cash	-	-
Issuance of common stock in exchange for services	23,500	158,313
Issuance of common stock in exchange for previously incurred debt (Note F)	141,654	-
Issuance of common stock in exchange for convertible debenture (Note F)	63,750	-

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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
(6) The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7) The product is segregated and is not available to fill other orders.

The Company records any payment received in advance from customer not meeting revenue recognition criteria as deferred revenue in liability section of the balance sheet. At March 31, 2007, deferred revenue balance (included in accounts payable) was $50,000.

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

The Company incurred advertising expenses of $98,413 and $853,600 for the three month period ended March 31, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month period ended March 31, 2007 and 2006, the Company’s expenditures on research and product development were immaterial.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $337,340 as at March 31, 2007.

New Accounting Pronouncements

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of March 31, 2007 are as follows:

Raw Materials	$302,296
Finished Goods	475,333
$777,629

NOTE C - ACQUIRED INTANGIBLE ASSETS

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

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE C - ACQUIRED INTANGIBLE ASSETS (Continued)

The intangible assets and related accumulated amortization balance at March 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:
Patents	$563,250	$(436,519)	$126,731	$-	5.0
Customer mailing Lists	30,000	(23,250)	6,750	-	5.0
Trademarks	45,000	(34,875)	10,125	-	5.0
Non-compete agreements	112,500	(112,500)	-	-	2.0
Other	9,000	(6,975)	2,025	-	5.0
Total	$759,750	$(614,119)	$145,631	$-	4.6

Total amortization expense charged to operations for the three month periods ended March 31, 2007 and 2006 were $48,854 and $48,854. Estimated amortization expense as of March 31, 2007 is as follows:

Twelve months ended March 31,
2008	$129,450
2009	16,181
Total	$145,631

 NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful life of 5 years. Property and equipment at March 31, 2007 consists of the following:

Office furniture and equipment	$329,837
Accumulated depreciation	(141,489)
Net	$188,348

Depreciation expense included as a charge to operations amounted to $16,492 and $16,492 for the three month periods ended March 31, 2007 and 2006, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007are as follows:

Accounts payable	$4,178,973
Other accrued expenses	763,950
Total	$4,942,923

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE F - NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

A summary of notes payable and convertible promissory notes payable at March 31, 2007 is as follows:

Notes payable to Strategic Equity Corp.; interest rate 24% per annum; principal and interest payable monthly, maturity dates are October 30, 2006 and December 15, 2006. The promissory note is secured by the Company’s trade accounts receivable and a security charge over all unsecured assets of the Company. The Company is currently in default under the terms of the note agreement.	$1,345,102

Notes payable to Double U Master Fund.; interest rate 24% per annum; interest only payable monthly, maturity date is December 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. The Company is currently in default under the terms of the note agreement.	560,000

Notes payable to Double U Master Fund.; interest rate 24% per annum; interest only payable monthly, maturity date is December 20, 2006. The promissory note is secured by the Company’s inventory and accounts receivable. The Company is currently in default under the terms of the note agreement.	250,000

Notes payable to Cigam Trust.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement.	50,000

Notes payable to G. Feldbaum.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement	50,000

Notes payable to Goulet.; interest rate 20% per annum; interest only payable monthly, maturity date is in February 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement.	84,000

Notes payable on demand; interest rate 18% per annum; interest only payable monthly. This note is unsecured. The Company is currently in default under the terms of the note agreement.	16,800

Notes payable to a related party, due upon demand; non interest bearing. This note is unsecured.	218,115

Notes payable to an individual, due August 11, 2006, with an $8,000 fee payable upon maturity. This unsecured note is guaranteed by a related party. The Company is currently in default under the terms of the note agreement.	174,000

Notes payable on demand, non interest bearing. This note is unsecured.	21,830
Total	2,769,847
Less: current portion	(2,769,847)
Long term portion	$-

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

March 31, 2007
Convertible notes payable dated April 11, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due December 7, 2007; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $385,221.	$701,029

Convertible notes payable dated June 12, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due February 8, 2008; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $320,569.	379,431

Convertible notes payable dated August 24, 2006; effective interest rate 23% per annum; originally due December 29, 2006; note holder has the option to convert unpaid note principal the Company’s common stock at 75% of the average closing bid price of the Company’s common stock for the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $-0-. The note is currently in default.	594,000
1,674,460
Less current maturities	(1,674,460)
Long term portion	$-0-

Convertible Notes dated April 11, 2006 and June 12, 2006:

The Company entered into a Securities Purchase Agreement with accredited investors on April 11, 2006 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum for the first 150 days, 8% thereafter, payable and due as described above. The note holder has the option, commencing after 150 calendar days, to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.175, with certain reset provisions, or (ii) 80% the lowest price per share in the last reported trade of the Company’s common stock on the OTC - Bulletin Board or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The Company has certain early redemption provisions. As of March 31, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,782,500. The proceeds that the Company received were net of related fees and costs of $217,500. Capitalized financing costs were amortized over the maturity period of the convertible notes.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a reset provision clause.

The initial relative fair value assigned to the embedded derivatives was $1,403,164.

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY (CONTINUED)

The warrants are exercisable until three years from April 11, 2006 until April 10, 2009 at a price of $0.20 per share. Pursuant to the note and warrant agreement, if the Company subsequently issues any common stock, options, or convertible securities at below $0.20 per share, the exercise price of these warrants shall be adjusted to match the lowest price of the common stock, options or convertible securities issued. As of March 31, 2007, the exercise price of these warrants had been adjusted down to $0.006 per share.

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

The Company recorded the fair value of the derivatives ($1,403,164) and warrants ($320,938) to debt discount, aggregating $1,724,102, which will be amortized to interest expense over the term of the Notes. Amortization of $259,642 was recorded for the three months ended March 31, 2007.

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

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Binomial Lattice option pricing model. Assumptions regarding the life were one to two years, expected dividend yield of 0%, a risk free rate of 4.54% to 4.71% and a volatility of 250.07% to 320.45%. The determined value of both the warrants and the underlying embedded derivatives as of March 31, 2007 was $567,233. The net change of $39,492 in the fair value of the derivative and warrant liability values from the fair value At December 31, 2006 had been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

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

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY (CONTINUED)

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

The initial relative fair value assigned to the embedded derivatives was $392,874. The warrants are exercisable for five years from August 23, 2006 at a price of $0.20 per share. The accounting treatment of the derivatives and warrants requires the Company record the warrants at their fair values as of the inception date of the debt issuance up to the allocated net proceeds of the debt, which totaled $252,182

The Company recorded the fair value of the derivatives ($341,818) and warrants ($252,182) to debt discount, aggregating $594,000, which will be amortized to interest expense over the term of the Note. The debt discount has been amortized in full as of December 31, 2006.

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Black Scholes option pricing model. Assumptions regarding the life for the embedded derivatives were 1 day, expected dividend yield of 0%, a risk free rate of 5.07%, and a volatility of 105.94%. Assumptions regarding the life for the warrants were 1,606 days, expected dividend yield of 0%, a risk free interest rate of 4.54%, and a volatility of 105.94% The determined value of both the warrants and the underlying embedded derivatives as of March 31, 2007 was $73,541. The net change of $209,620 in the fair value of the derivative and warrant liability values from December 31, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

Additionally, in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for unrelated warrants to purchase its common stock due to the circumstances described above as liabilities. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.54 to 4.58%, and a volatility of 105.94%. The determined fair value of the warrants and options as of March 31, 2007 was $1,180. The net change of $20,183 in the fair value of the derivative and warrant liability values from December 31, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

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

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE H - CAPITAL STOCK (Continued)

As of March 31, 2007, the Company has no preferred stock issued and outstanding. The Company has 136,961,491 shares of Class A common stock issued and outstanding at March 31, 2007. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at March 31, 2007.

For the three month period ended March 31, 2007, the Company issued an aggregate of 3,083,333 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $23,500. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 14,416,667 shares of Class A common stock to various employees and directors in exchange for $141,654 of liabilities accrued as of December 31, 2006. The Company issued an aggregate of 8,239,518 shares of common stock in exchange for conversion of its convertible debenture in the amount of $63,750.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of March 31, 2007, the conversion has not occurred.

 In 2006 our Board of Directors approved the Swiss Medica, Inc. 2006 Equity Incentive Plan which permits the Company to grant, for a ten year period, stock awards, stock bonuses and stock options. . We had originally reserved 15,000,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. As of March 31, 2007, there were no stock awards and bonuses under the Plan.

NOTE I - OPTIONS AND WARRANTS

Warrants

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of March 31, 2007 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of March 31, 2007 and the previous valuation as of December 31, 2006 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company’s Class A common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.42	350,000	2.68	0.42	350,000	0.42
0.006	2,000,000	2.03	0.006	2,000,000	0.006
0.20	7,570,000	4.11	0.20	7,570,000	0.20
	9,920,000	3.64	$0.17	9,920,000	$0.17

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE I - OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2005	27,331,175	$0.34
Granted	6,495,000	0.30
Exercised	(20,556,500)	0.24
Canceled or expired	(265,000)	0.25
Outstanding at December 31, 2005	13,004,675	$0.30
Granted (*)	8,700,000	0.20
Exercised	-	-
Canceled or expired	(900,000)	0.20
Outstanding at December 31, 2006	20,804,675	$0.26
Granted	-	-
Exercised	-	-
Canceled or expired	(10,884,675)	0.31
Outstanding at March 31, 2007	9,920,000	$0.17

(*) Included in the warrants issued during the year ended December 31, 2006 were an aggregate of 2,000,000 warrants granted to a noteholder in connection with issuance of convertible note (Note G). These warrants have an original exercise price of $0.20. Pursuant to the note and warrant agreement, if the Company subsequently issues any common stock, options, or convertible securities at below $0.20 per share, the exercise price of these warrants shall be adjusted to match the lowest price of the common stock, options or convertible securities issued. As of March 31, 2007, the exercise price of these warrants had been adjusted down to $0.006 per share.

The Company did not grant any warrants to shareholders during the three month period ended March 31, 200 and 2006.

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	1,986,098	2.53	$0.10	1,986,098	$0.10
$0.25	168,902	3.59	$0.25	118,902	$0.25
	2,155,000	2.61	$0.11	2,105,000	$0.11

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE I - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

Transactions involving stock options issued to employees and directors are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,431,098	$0.10
Granted	168,902	0.25
Exercised	(280,000)	0.10
Canceled or expired	(190,000)	0.10
Outstanding at December 31, 2005	3,130,000	$0.11
Granted	-	-
Exercised	(530,000)	0.10
Canceled or expired	(175,000)	0.10
Outstanding at December 31, 2006	2,425,000	$0.11
Granted	-	-
Exercised	-	-
Canceled or expired	(270,000)	0.10
Outstanding at March 31, 2007	2,155,000	$0.11

There were no employee stock options granted and no employee stock options vested during the three month period ended March 31, 2007. There were 84,451 employee stock options vested during the three month period ended March 31, 2006, compensation expense of $5,433 was charged to operations during the three months ended March 31, 2006.

NOTE J - RELATED PARTY TRANSACTIONS

One of the Company’s Officers and Directors has short-term loans to the Company of $218,115 as at March 31, 2007. These loans are non-interest bearing and due upon demand. One of the Company’s major customers is an entity controlled by one of the Company’s Directors. Sales to this related party for the three month period ended March 31, 2007 totaled $90,720 and no sales for the three month period ended March 31, 2006. There was no Accounts Receivable due to the Company from the related party as of March 31, 2007.

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse facilities on a four year lease basis in Richardson, Texas, expiring April 1, 2009. Monthly rents under the lease are $1,694. The Company leases office and warehouse facilities on a five year basis in Mississauga, Ontario, Canada, expiring May 31, 2011. Gross monthly rents under the lease are $11,558, CAD. Rental expenses charged to operations during the three month period ended March 31, 2007 and 2006 were $36,008 and $31,167, respectively. The Company is in default relating to both lease commitments. Commitments for minimum rentals under non cancelable leases at March 31, 2007 are as follows:

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)

Twelve months ended March 31,
2008	$141,006
2009	130,788
2010	127,029
2011	77,015
Total	$475,838

Commitments

License Agreement: Assets of the Company’s wholly-owned subsidiary, ADBSI, include an exclusive license to, among other things, develop and market patented and proprietary PMS Escape product pursuant to the Patent License Agreement. This royalty-bearing exclusive license gives ADBSI rights to use, manufacture and distribute the PMS Escape product or any other product developed from certain patent rights licensed to Back Bay in the United States and Canada. This agreement also gives ADBSI the rights to use all intellectual property related to PMS Escape, except the patent rights, in connection with the marketing, sale and distribution of the product. Upon the execution of this agreement, ADBSI agrees to pay a one-time, non-refundable fee of $125,000 to Back Bay and to prepay for Back Bay's finished PMS Escape and packaging inventory. The $125,000 fee was paid on ADBSI's behalf by UTEK. The Company is currently in default of its obligation of its License Agreement with Back Bay.

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

On July 15, 2005 the Company entered into a license agreement with the National Fibromyalgia Association ("NFA") for the right to use NFA's Seal of Approval. Swiss Medica shall pay to NFA a licensing contribution equal to $0.25 for each package of 'one ounce' or 'twenty pack' 'O24 Fibromyalgia' product sold and for which Swiss Medica collects payment. The minimum monthly payment shall be $10,000 under the agreement (starting October 2005) with a minimum annual fee of $200,000. This agreement was terminated in August 2006.

In August 2006, our Board of Directors and stockholders owning an aggregate of 2,000,000 shares of Class B common stock and 10,498,609 shares of Class A common stock outstanding as of the Record Date (or 54.8% of the outstanding stockholder votes) have consented to authorize the Company to effect a reverse stock split of the Company's common stock at a ratio to be later determined by the Board of Directors of at least 1-for-2 but no greater than 1-for-10. As of March 31, 2007. there were no further development regarding this matter.

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

During the year ended December 31, 2006, Westwood One, Inc. filed a complaint against the Company and for unpaid advertising invoices totaling $217,383. During the year ended December 31, 2006, the Company has paid approximately $75,000 pursuant to a settlement agreement. As of May 18, 2007 Westwood One has caused certain accounts held in the Company’s name at various financial and other institutions to be garnished pursuant to a judgment received. During the quarter ended March 31, 2007, the Company has paid an additional $19,000 towards settlement of this debt.

During the year ended December 31, 2006, Garden State Nutritionals filed a complaint against the Company for breach of contract and unpaid book accounts. On September 19, 2006 the Company made counter claim for breach of contract and failure to manufacture and deliver product pursuant to terms of the contract. Both parties have agreed to settle the matter and a joint stipulation to dismiss the entire action was submitted to the Court in April 2007.

During the year ended December 31, 2006 American Carton Company (“ACC”) filed a complaint against the Company for unpaid invoices. Default judgment was entered against the Company on May 19, 2006 in the principal amount of $141,108. In March 2007 the Company entered into a settlement agreement to resolve the matter and the Company agreed to pay ACC approximately $18,000.

During the year ended December 31, 2006 Salem Radio Network (“Salem”) filed a complaint against the Company for unpaid invoices. A default judgment was entered against the Company and in May 2007. The Company and Salem entered into a settlement agreement for approximately $63,000 to resolve the matter.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE L - MAJOR CUSTOMERS AND VENDORS

Revenue from two (2) major customers, which accounted for greater than 10% of total sales, approximated $166,984 or 83% of sales for the three month period ended March 31, 2007. One of the major customers is an entity controlled by one of the Company’s Directors. Sales to this related party for the three month period ended March 31, 2007 totaled $90,720. There was no Accounts Receivable due to the Company from the related party as of March 31, 2007.

Revenues from three (3) major customers which accounted for greater than 10% of total sales, approximated $243,448 or 40% of sales for the three month period ended March 31, 2005.

There were no purchases from major suppliers that accounted for greater than 10% of total purchases for the three month periods ended March 31, 2007 and 2006 respectively.

NOTE M - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three month periods ended March 31, 2007 and 2006, the Company incurred losses of $717,411 and $2,039,602, respectively. The Company’s current liabilities exceeded its current assets by $8,569,325 and the accumulated deficit amounted to $42,761,457 as of March 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE M - GOING CONCERN MATTERS (Continued)

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

NOTE N - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company concluded that a class of sales transactions that were recorded in the first quarter of 2006 did not meet the criteria as described in Staff Accounting Bulletin no. 104 - Revenue Recognition which superseded Staff Accounting Bulletin no. 101 - Revenue Recognition in Financial Statements.

Accordingly the accompanying condensed consolidated financial statements for the three month period ended March 31, 2006 have been restated to reverse sales recorded in error. The adjustments are: reversal of recorded sales resulting in a decrease in accounts receivable and sales of $616,896 and related inventory increase of $40,032.

The net effect of these adjustments is an increase in net loss from $1,462,738 to $2,039,602 or $576,864 increase for the three month period ended March 31, 2006 with no net effect on cash flows. The loss per common share increased from $.01 to $0.02 per share.

The following tables summarizes the effects of these adjustments on the Company’s condensed consolidated statement of losses and statement of cash flow for the three month period ended March 31, 2006:

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE N - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Losses
Three month period ending March 31, 2006

	As Previously Reported	Adjustment	Reference		As Restated
Revenues, net	$1,221,501	$(616,896)	(a	)	$604,605
Cost of sales	198,670	(40,032)	(a	)	158,638
Gross profit	1,022,831	(576,864)	(a	)	445,967

Operating expenses:
Selling, general and administrative	2,244,430	-			2,244,430
Depreciation and amortization	48,854	-			48,854
Total operating expenses	2,293,284	-			2,293,284

Loss from operations	(1,270,453)	(576,864)	(a	)	(1,847,317)

Interest expense, net	(192,285)	-			(192,285)
Provision for income taxes	-	-			-

Net loss	$(1,462,738)	$(576,864)	(a	)	$(2,039,602)

Loss per common share (basic and assuming dilution)	$(0.01)	$(0.01)	(a	)	$(0.02)

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE N - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Three months ended March 31, 2006

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(1,462,738)	$(576,864)	(a)	$(2,039,602)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Common stock issued in exchange for services rendered	158,313	-		158,313
Common stock issued in exchange for financing costs	-	-		,
Warrant amortization charged to interest expense	21,964	-		21,964
Share issuances charged to interest expense	20,030	-		20,030
Stock based compensation	5,433			5,433
Depreciation and amortization	48,854	-		48,854
(Increase) in prepaid expense	(18,275)	-		(18,275)
(Increase) in accounts receivable	(28,169)	516,896	(a, b)	488,727
Decrease in inventories	310,749	(40,032)	(a)	270,717
Increase in accounts payable and accrued liabilities	544,999	100,000	(b)	644,999
Net cash (used in ) operating activities	(398,840)	-		(398,840)

Net cash provided by financing activities:
Proceeds from notes payable, net of repayments	378,000	-		378,000
Proceeds from sale of common stock and
exercise of stock options, net of costs and fees	8,000	-		8,000
Net cash provided by financing activities:	386,000	-		386,000

Net (decrease) in cash and cash equivalents	(12,840)	-		(12,840)
Cash and cash equivalents at beginning of period	45,700	-		45,700
Cash and cash equivalents at end of period	$32,860	$-		$32,860

(a)
The Company concluded that certain sales that were recorded in the three month period ended March 31, 2006 did not meet the criteria as described in Staff Accounting Bulletin no. 104 - Revenue Recognition which superseded Staff Accounting Bulletin no. 101 - Revenue Recognition in Financial Statements. Therefore, the Company reversed $616,896 of previously recorded sales and reclassified the related inventory of $40,032. The net effect to operations was $576,864.

(b)
The Company concluded that certain cash received during the three months ended March 31, 2006 related to the sales reversed in the three month period ended March 31, 2006 and during the year ended December 31, 2005 be reclassified as deferred revenue, and were included in accrued liabilities. The net effect was $100,000 being reclassified from a reduction of Accounts Receivable to Accounts Payable and Accrued Liabilities.

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE O - SUBSEQUENT EVENTS

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

Subsequent to the three month period ended March 31, 2007 the Company issued 10,000,000 Class A common shares to Montgomery Equity Partners as $38,000 principal payment towards its convertible debenture with Montgomery.

The Company filed Form 8-K on May 30, 2007 which included report relating to error in recording sales in first quarter of 2006 and error in second and third quarter of 2006 relating to accounting for the contractually re-pricing of the stated exercise price of the warrants to acquire the Company’s common stock issued to the holders of the Company’s debentures. Interim financials issued throughout 2006 have not been reissued. The necessary corrections to apply the accounting principles on the aforementioned transactions have been reflected in the reported 2006 annual financial information, and first quarter restated 2006 interim financials are reflected in this current interim financial information and the second and third quarter restated 2006 interim financials will be reflected in the 2007 interim financial information to be issued.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this Report.

Management’s discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. References to “we”, “our”, “us” or the “Company” are to Swiss Medica, Inc. a Delaware corporation, and its subsidiaries.

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

The Company granted the Investors the Notes in the aggregate principal amount of $672,000, each dated May 10, 2007 or 1.12 times the Aggregate Purchase Price. The Notes mature on November 10, 2007 (the “Maturity Date”). The Investors cannot convert the Notes into shares of the Company’s $0.001 par value common stock (the “Common Stock”), in whole or in part, November 10, 2007 (the “Conversion Date”). If converted, the price per share shall equal seventy-five percent (75%) of the average of the closing bid prices of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as reported by Bloomberg L.P. None of the Investors may, however, convert the Notes nor may the Finder exercise the Finder Warrant (as defined below) if such conversion or exercise would result in the Investor or Finder (as defined below), together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated there under) in excess of 4.99% of the then issued and outstanding shares of Common Stock.

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

•	Intangible assets; and

•	Revenue Recognition

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
(6) The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7) The product is segregated and is not available to fill other orders.

The Company records any payment received in advance from customer not meeting revenue recognition criteria as deferred revenue in liability section of the balance sheet. At March 31, 2007, deferred revenue balance (included in accounts payable) was $50,000.

Overview
Swiss Medica commercializes patented, clinically tested, all-natural, over-the-counter (“OTC”) products that relieve chronic ailments, including pain and premenstrual syndrome.

Swiss Medica's flagship product, the O24 Pain Neutralizer (“O24”), holds US Patent #6,444,238B1 and has been medically and clinically tested in Europe. The O24 pain relief solution has been recommended and praised for its fast-acting and long-lasting benefits by healthcare professionals and athletes in the United States, Canada and Europe. Swiss Medica also launched patented O24 Fibromyalgia pain reliever (US Patent #6,444,238B1). O24 Fibromyalgia is the first product specifically for Fibromyalgia that is available in national pharmacies.

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

We may also seek to acquire additional consumer healthcare products or companies that address other chronic health markets

Results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (as restated):

The following is a summary of financial information for the three months ending March 31, 2007 and 2006 respectively:

	Three months ending March 31
	2007	2006
		(as restated)
Revenue:	$214,024	$604,605
Cost of Sales	46,574	158,638
Gross Profit	167,450	445,967
Gross Profit as % of Sales	78%	74%
Operating Expenses:
Wages & Salaries	163,000	339,879
Marketing & Promotions	48,000	1,112,733
Selling, General and Admin.	424,109	791,818
Depreciation and Amortization	48,854	48,854
Total Operating Expenses	683,963	2,293,284

Loss from Operations	$(516,513)	$(1,847,317)

Interest Expense	(470,193)	(192,285)
Net gain on revaluation of warrant liability	269,295	-
Provision for Income Taxes	-	-

Net Loss	$(717,411)	$(2,039,602)

Revenue

Our revenues from operations for the quarter ended March 31, 2007 were $214,024, compared to $604,605 for the quarter ended March 31, 2006 and were generated predominately by sales to (approximate figures):

	Three months ending March 31,
	2007	2006

Professional Distribution	$90,000	$-
U.S. based pharmaceutical outlets:	$8,000	$343,000
Canadian based pharmaceutical outlets:	$83,000	$146,000
Health products:	$19,000	$105,000
Grocery chains & other	$14,000	$10,000

Cost of Sales and Gross Profit

Cost of sales for our quarter ending March 31, 2007 were $46,574, generating a gross margin on sales of 78% compared to $158,638 and 74% gross margin for the three months ending March 31, 2006. We anticipate normalized gross profit percentages to be between 60% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

Selling, General and Administrative Expenses

A summary of our Selling, General and Administrative costs is as follows:

Stock-based compensation to consultants & professional advisors totaled $23,500 for the quarter ending March 31, 2007 compared to $163,746 for the three months ending March 31, 2005. Stock based compensation was granted to recruit and compensate legal, marketing, business and development advisors.

Selling, General and Administrative costs totaled approximately $635,000 for the three month period ended March 31, 2007 compared to $2.2 million for the three month period ending March 31, 2006 and includes approximately:

•	$84,000 on advertising and product marketing ($1,031,000 for three months ending March 31, 2006)
•	$186,000 on payroll and related benefits ($340,000 for three months ending March 31, 2006)
•	$50,000 on Agent’s fees & Logistic Services ($121,000 for three months ending March 31, 2006)
•	$84,000 on Fees and Licenses ($117,000 for three months ending March 31, 2006)
•	$15,000 on Public and Investor relations ($35,000 for three months ending March 31, 2006)
•	$26,000 on Legal fees ($67,000 for three months ending March 31, 2006)
•	Other selling, general and administrative costs include insurance, rent, travel, and other office expenses.

Depreciation and Amortization

Depreciation & Amortization expenses of $48,854 were incurred during the three month period ended March 31, 2007 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and office equipment purchases. Depreciation & Amortization expenses for the three month period ending March 31, 2006 totaled $48,854.

Interest Expense

Interest expenses of $470,193 were incurred during the three month period ending March 31, 2007, of which $210,551 is a cash charge relating to interest paid on promissory notes and redeemable debentures, and $259,642 relates to non-cash convertible debenture amortization charged to interest expense. For the three month period ended March 31, 2006 $192,285 was charged to interest expense. This relates to interest paid on promissory notes and redeemable debentures.

Liquidity and Capital Resources

As of March 31, 2007 we had no usable cash available to us. Our current liabilities exceeded current assets in the amount of $8,569,325. As a result of our operating losses incurred during the quarter ended March 31, 2007, adjusted by $23,500 of common stock issued to employees and consultants in exchange for compensations, $48,854 of depreciation and amortization of fixed assets and intangible assets, $107,694 of decrease in assets, $11,827 increase in cash disbursed in excess of available funds, and $515,883 of increases in accrued liabilities, $259,642 Convertible debenture amortization charged to interest expense, $269,295 net gain on revaluation of warrant liability, we generated a cash flow deficit from operating activities of $19,306 for the three months ending March 31, 2007. We met our cash requirements primarily through the net proceeds from issuing notes payable to a related party of approximately $4,860 during the three month period ended March 31, 2007.

On May 10, 2007 (the “Closing Date”), the Company closed a financing transaction in which it sold convertible notes (the “Notes”) to certain investors (each, an “Investor” and collectively, the “Investors”) to raise up to an aggregate of $2,240,000 pursuant to a Subscription Agreement dated May 10, 2007 (the “Subscription Agreement”). The Company received aggregate gross proceeds of $600,000 on the first Closing Date (the “Aggregate Purchase Price”).

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

We will be seeking to continue funding our operations through

•	debt instruments: we are currently seeking debt financing in order to provide the necessary working capital to fund our ongoing operations;
•	The continued exercise of warrants to purchase common shares;
•	additional sales of our equity and/or debt securities, if necessary;
•	And/or shareholder loans.

There is no guarantee that we will be successful in completing these contemplated financings, nor can we assure you that we will be successful in obtaining any additional financing. If we cannot secure additional financing when needed, we may be required to cease operations.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition. In light of our cash situation, we believe we do not have adequate cash to maintain our operations for at least the next 12 months without additional debt or equity financing.

Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the year ended December 31, 2006, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. . In addition, as of March 31, 2007 we had no usable cash. We have since received a debt financing of $600,000 in May 2007; however, we believe we will require additional financing in the near term.

Risk Factors

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

RAISING ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING, CONVERTING OR EXERCISING OUTSTANDING DEBT OR WARRANTS INTO COMMON STOCK COULD DILUTE YOUR OWNERSHIP INTEREST

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. The issuance of shares of common stock upon conversion of secured convertible notes or upon exercise of outstanding warrants and/or stock options also may cause immediate and substantial dilution to our existing stockholders.

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

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 13% of our outstanding Class A common stock, and a majority (approximately 76%) of our outstanding voting stock.  There is currently an aggregate of 156,961,491shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 5,459,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore our executive officers and directors have the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, take over or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

The Company owns United States Patent Number 6,444,238 (issued September 3, 2002) which covers our O24 products. However, we may not be able to obtain patent protection for any derivative uses of O24 or for any other products we may later acquire or develop. We also cannot assure you that we will be able to obtain foreign patents to protect our products.

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

Our potential for success depends significantly on our executive officers, including, Raghunath Kilambi, our Chief Executive Officer and Chief Financial Officer. This individual does not have an employment agreement with the Company. We do not carry key-man life insurance on any executive. Given the early stage of our development and our plans for rapid expansion, the loss of the services of any executive or the services of any other key employees we may hire in the future would have a substantial, adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled sales, marketing and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

Sales of shares of our Class A common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 146,961,491 shares of Class A common stock outstanding as of June 14, 120,575,600 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 26,385,891 shares of Class A common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may currently be resold under Rule 144.

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

ITEM 3. CONTROLS AND PROCEDURES

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

As previously disclosed in a Current Report on Form 8-K , which we filed on May 30, 2007, our Board of Directors authorized us to amend and restate the financial statements contained in the previously-filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB for the quarterly periods ended March 31, 2006, June 30, 2006, September 30, 2006, (collectively, the “Financial Statements”). During the Company’s review of its prior sales, the Company concluded that certain sales that were recorded in the year ended December 31, 2005 did not meet the criteria as described in Staff Accounting Bulletin no. 104 Revenue Recognition which superseded Staff Accounting Bulletin no. 101 Revenue Recognition in Financial Statements.  In addition the Company concluded that it did not properly account for derivatives related to a convertible security for the Quarterly Reports on 10QSB for the quarterly periods ended June 30, 2006, and September 30, 2006.

  In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the errors on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB for the year ended March 31, 2007. Due to the restatement, the certifying officer determined that a material weakness had occurred in relation to our reporting at December 31, 2005 through March 31, 2006 and that the disclosure controls and procedures relating to this subject matter were therefore not effective.

There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Westwood One, Inc. v. Swiss Medica, Inc. (Case No. 06-114192).

In or about the early part of 2006, certain disputes arose between Westwood One and the Company in connection with certain agreements for advertising and promotional services.  Westwood One alleged that the Company had breached certain advertising agreements by failing to pay certain invoices.  The Company alleged that Westwood One had breached an advertising agreement by misrepresenting certain terms.  On March 20, 2006, the Company entered into an Affidavit of Confession of Judgment. On or about October 3, 2006, after the Company failed to make settlement payments to Westwood One, Westwood One entered judgment against the Company in the Supreme Court for the County of New York in the state of New York (Index No. 06-114192) in the amount of $217,383. The Company has paid $75,000 of this judgment and has entered into a subsequent settlement agreement in which it agreed to pay the balance of $142,381 by April 10, 2007. The Company has paid approximately $19,000 of this amount, but did not pay the entire balance by April 10, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended March 31, 2007 we issued an aggregate of 3,500,000 shares of our Common Stock to various individuals and corporations in exchange for consulting services and accrued liabilities. The total value of the 3,500,000 shares issued was approximately $21,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Strategic Equity Notes

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

The promissory note is secured by the Company’s trade accounts receivable and a security charge over all unsecured assets of the Company. During the year ended December, 2006, the Company paid down $28,906CAD in principal. The balance of the note at December 31, 2006 amounted $1,546,094 CAD (approximately $1,345,102 USD). The Company is currently in default under the terms of the note agreement, as it has not paid the amounts due by the maturity date. The Company has executed a letter of intent to restructure the terms of this note with Strategic Equity.

Montgomery Equity Partners Notes

On April 11, 2006 and June 12, 2006, the Company issued a secured convertible debenture in the principal amount of $1,300,000 and $7,000,000, respectively, to Montgomery Equity Partners, Ltd. (“Montgomery”). On May 22, 2007, Montgomery notified the Company that it was in default under the terms of both notes as a result of its failure to maintain effectiveness of the Registration Statement covering the shares issuable upon conversion of such debentures.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.	OTHER INFORMATION

Termination of certain officers; resignation or removal of directors, other than as a result of disagreement or removal for cause.

On November 14, 2006, Mr. Charles Orr resigned as director of the Company for personal reasons. On November 28, 2006, Mr. Bruce Fairbairn resigned as the Chief Financial Officer of the Company for personal reasons. Mr. Fairbairn has agreed to serve as a consultant to the Company following his resignation.

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

-----------------------------------------------------------------------------------------
(1) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

(2) Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

(3) Previously filed.

(4) Filed herewith.

(5) Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

SWISS MEDICA, INC.

By: RAGHUNATH KILAMBI

Date: June 15, 2007	By:	/s/ Raghunath Kilambi
Raghunath Kilambi, Chief Executive Officer

SUBSIDIARIES

Subsidiary	State of Incorporation

1. Anti-Depression Biohealth Solutions, Inc.	Florida