Form 10QSB
period 2007-06-30
SWISS MEDICA INC
filed 2007-08-20
CIK 318245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

Commission file number 000-09489

SWISS MEDICA, INC.
(Name of Small Business Issuer in Its Charter)

Delaware         98-0355519
(State of Incorporation)     (IRS Employer Identification No.)

375 Britannia Road East, Unit B
Mississauga, Ontario, Canada L4Z 3E2
(Address of Principal Executive Offices)

(905) 501-0118
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 8, 2007 the Company had 168,559,179 shares of its par value $0.001 Class A common stock and 2,000,000 shares of its par value $0.001 Class B common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

SWISS MEDICA, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet:
June 30, 2007	3

Condensed Consolidated Statements of Losses:
Three and Six Months Ended June 30, 2007 and 2006 (as restated)	4

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2007 and 2006 (as restated)	5

Notes to Unaudited Condensed Consolidated Financial Information:
June 30, 2007	6

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition	23

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION	33

Item 1. Legal Proceedings	33

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2007
ASSETS:
Accounts receivable, net of allowance for discounts of $301,609	$51,838
Inventories (Note B)	753,876
Prepaid expenses and deposits	9,201
Total current assets	814,915

Property and equipment: (Note D)
Property and equipment:	329,837
Less: accumulated depreciation	157,981
Total property and equipment	171,856

Other assets:
Intangible assets, net of accumulated amortization of $646,482(Note C)	113,268
Prepaid and other	15,734
Total other assets	129,002

Total assets	$1,115,773

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY:
Cash disbursed in excess of available funds	$14,662
Accounts payable and accrued liabilities (Note E)	4,825,549
Notes payable, current portion (Note F)	2,431,704
Convertible notes payable, current maturities (Note G)	2,300,979
Total current liabilities	9,572,894

Fair value of debt derivative and allocated fair value of related warrants (Note G)	2,317,593
Accrued liabilities, long-term portion	8,196
Total long term liabilities	2,325,788

Commitments and contingencies (Note K)	-

(Deficiency in) Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding (Note H)	-
Class A Common stock, par value $ .001 per share; 200,000,000 shares authorized; 164,934,179 shares issued and outstanding (Note H)	164,934
Class B Common stock, par value $.001 per share; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding (Note H)	2,000
Additional paid-in capital	34,056,358
Accumulated deficit	(45,006,201)
Total (deficiency in) stockholders' equity	(10,782,909)
Total liabilities and (deficiency in) stockholders' equity	$1,115,773

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
				(As Restated - Note N)
Revenues, net	$87,047	$126,555	$301,072	$731,160
Cost of Sales	26,154	272,852	72,728	431,490
Gross Profit	60,894	(146,297)	228,344	299,670

Operating Expenses:
Selling, General and Administrative	998,560	3,652,464	1,633,668	5,896,894
Depreciation and Amortization (Note C and D)	48,854	48,855	97,709	97,709
Total Operating Expenses	1,047,415	3,701,319	1,731,377	5,994,603

Loss from Operations	(986,520)	(3,847,616)	(1,503,033)	(5,694,933)

Interest Expense, net	(925,537)	(462,975)	(1,395,730)	(655,260)
Net Gain (Loss) on Revaluation of Warrant Liability (Note G)	(332,687)	462,425	(63,392)	462,425
Provision for Income Taxes	-	-	-	-

Net Loss	$(2,244,744)	$(3,848,166)	$(2,962,155)	$(5,887,768)

Loss per common share (basic and assuming dilution)	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average common shares outstanding	151,940,109	100,107,998	135,203,020	99,519,212

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months June 30,
	2007	2006
		(As restated- Note N)
Net cash (used in) operating activities	$(1,091,164)	$(2,657,884)
Net cash provided by financing activities	1,076,718	2,649,778

Net (decrease) in cash and cash equivalents	(14,446)	(8,106)
Cash and cash equivalents at the beginning of the period	14,446	45,700
Cash and cash equivalents at the end of the period	$-	$37,594
Supplemental Disclosures of Cash Flow Information:
Interest paid in cash	$405,875	$506,589
Income taxes paid in cash	-	-
Issuance of common stock in exchange for financing expense	-	82,694
Issuance of common stock in exchange for interest expense	184,742	-
Issuance of common stock in exchange for services	31,000	284,032
Issuance of common stock in exchange for previously incurred debt	141,655	18,000
Issuance of common stock in exchange for convertible debenture (Note F)	121,750	-

See accompanying notes to unaudited condensed consolidated financial statements

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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
June 30, 2007

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

(1)Title and risk of ownership have passed to the customer;
(2)The Company has obtained a written fixed purchase commitment;
(3)The customer has requested in writing the transaction be on a bill and hold basis;
(4)The customer has provided a delivery schedule;
(5)All performance obligations related to the sale have been completed;
(6)The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7)The product is segregated and is not available to fill other orders.

The Company records any payment received in advance from customer not meeting revenue recognition criteria as deferred revenue in liability section of the balance sheet. At June 30, 2007, deferred revenue balance (included in accounts payable) was $50,000.

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

The Company incurred advertising expenses of $104,223 and $853,600 for the six month period ended June 30, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the six month period ended June 30, 2007 and 2006, the Company’s expenditures on research and product development were immaterial.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $301,609 as at June 30, 2007.

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories primarily consist of cosmetic oils and packaging materials. Components of inventories as of June 30, 2007 are as follows:

Raw Materials	$302,296
Finished Goods	451,580
$753,876

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

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE C - ACQUIRED INTANGIBLE ASSETS (Continued)

The intangible assets and related accumulated amortization balance at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:
Patents	$563,250	$(464,681)	$98,569	$-	5.0
Customer mailing Lists	30,000	(24,750)	5,250	-	5.0
Trademarks	45,000	(37,125)	7,875	-	5.0
Non-compete agreements	112,500	(112,500)	-	-	2.0
Other	9,000	(7,426)	1,574	-	5.0
Total	$759,750	$(646,482)	$113,268	$-	4.6

Total amortization expense charged to operations for the six month period ended June 30, 2007 and 2006 were $64,725 and $64,724, respectively. Estimated amortization expense as of June 30, 2007 is as follows:

Twelve months ended June 30, 2009	$113,268

Total	$113,268

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are depreciated over their estimated useful life of 5 years. Property and equipment at June 30, 2007 consists of the following:

Office furniture and equipment	$329,837
Accumulated depreciation	(157,981)
Net	$171,856

Depreciation expense included as a charge to operations amounted to $32,984 and $32,984 for the six month period ended June 30, 2007 and 2006, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 are as follows:

Accounts payable	$4,148,548
Other accrued expenses	677,001
Total	$4,825,549

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE F - NOTES PAYABLE

A summary of notes payable at June 30, 2007 is as follows:

Notes payable to Strategic Equity Corp.; interest rate 12% per annum; 6% interest payable monthly, and 6% accruing to be paid upon maturity; maturity date is June 30, 2008. The promissory note is secured by the Company’s trade accounts receivable and a security charge over all unsecured assets of the Company. Part of this note was to renew existing debt obligations with respect to the CAD $739,909 and CAD $835,091 promissory notes dated April 30, 2006 and June 15, 2006 respectively.	$1,852,796

Notes payable to Cigam Trust.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement.	50,000

Notes payable to G. Feldbaum.; interest rate 18% per annum; interest only payable monthly, maturity date is in June 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement	50,000

Notes payable to Goulet.; interest rate 20% per annum; interest only payable monthly, maturity date is in February 2006. This note is unsecured. The Company is currently in default under the terms of the note agreement.	84,000

Notes payable on demand; interest rate 18% per annum; interest only payable monthly. This note is unsecured. The Company is currently in default under the terms of the note agreement.	16,800

Notes payable to a related party, due upon demand; non interest bearing. This note is unsecured.	190,978

Notes payable to an individual, due August 11, 2006, with an $8,000 fee payable upon maturity. This unsecured note is guaranteed by a related party. The Company is currently in default under the terms of the note agreement.	174,000

Notes payable on demand, non interest bearing. This note is unsecured.	13,130
Total	2,431,704
Less: current portion	(2,431,704)
Long term portion	$-

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

June 30, 2007
Convertible notes payable dated April 11, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due December 7, 2007; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $234,070. The note is currently in default.	$888,707

Convertible notes payable dated June 12, 2006; interest rate 12% per annum for the first 150 days, 8% thereafter; due February 8, 2008; note holder has the option to convert unpaid note principal the Company’s common stock at the lower of (i) $0.175 or (ii) 80% of the lowest closing bid price of the Company’s common stock during the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $226,042. The note is currently in default.	379,431

Convertible notes payable amendment agreement dated May 9, 2007; effective interest rate 12% per annum, payable monthly; due March 28, 2008; note holder has the option to convert unpaid note principal the Company’s common stock at 75% of the average closing bid price of the Company’s common stock for the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $557,420. The note is currently in default.	846,580

Convertible notes payable agreement dated May 10, 2007; effective interest rate 12% per annum, due November 10, 2007 (conversion date); not prior to the conversion date, note holder has the option to convert unpaid note principal the Company’s common stock at 75% of the average closing bid price of the Company’s common stock for the five days immediately preceding the conversion date. The Company granted the note holder a security interest in all of the Company’s assets and registration rights. Net of unamortized debt discount of $485,739.	186,261

Total	2,300,979

Less current maturities	(2,300,979)

Long term portion	$-

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY (CONTINUED)

Convertible Notes dated April 11, 2006 and June 12, 2006:

The Company entered into a Securities Purchase Agreement with accredited investors on April 11, 2006 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 2,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum for the first 150 days, 8% thereafter, payable and due as described above. The note holder has the option, commencing after 150 calendar days, to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.175, with certain reset provisions, or (ii) 80% the lowest price per share in the last reported trade of the Company’s common stock on the OTC - Bulletin Board or on the exchange which the common stock is then listed, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The Company has certain early redemption provisions. As of June 30, 2007, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,782,500. The proceeds that the Company received were net of related fees and costs of $217,500. Capitalized financing costs were amortized over the maturity period of the convertible notes.

The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a reset provision clause.

The initial relative fair value assigned to the embedded derivatives was $1,403,164.

The warrants are exercisable until three years from April 11, 2006 until April 10, 2009 at a price of $0.20 per share. Pursuant to the note and warrant agreement, if the Company subsequently issues any common stock, options, or convertible securities at below $0.20 per share, the exercise price of these warrants shall be adjusted to match the lowest price of the common stock, options or convertible securities issued. As of June 30, 2007, the exercise price of these warrants had been adjusted down to $0.0033 per share.

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

The Company recorded the fair value of the derivatives ($1,403,164) and warrants ($320,938) to debt discount, aggregating $1,724,102, which will be amortized to interest expense over the term of the Notes. Amortization of $505,321 was recorded for the six months ended June 30, 2007.

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

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY (CONTINUED)

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Binomial Lattice option pricing model. Assumptions regarding the life were one to two years, expected dividend yield of 0%, a risk free rate of 4.54% to 4.71% and a volatility of 250.07% to 320.45%. The determined value of both the warrants and the underlying embedded derivatives as of June 30, 2007 was $547,617. The net change of $59,088 in the fair value of the derivative and warrant liability values from the fair value at December 31, 2006 had been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

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

Convertible Note dated May 9, 2007:

The Company entered into an amended modified agreement pursuant to agreements dated December 29, 2005, June 8, 2006 and August 24, 2006 (relating to aggregate investments of $560,000, $250,000 and $594,000 respectively) with an accredited investor on May 9, 2007 for the aggregate issuance of a $1,404,000 convertible notes (“Convertible Note”) and attached to the amended Convertible Note were warrants to purchase 1,500,000 shares of the Company’s common stock. The noteholder has the option, commencing at the amended modified agreement date of May 9, 2007, to convert any unpaid note principal to the Company’s common stock at a rate of 75% of the average closing bid price per share for the five days immediately preceding the conversion date..

Pursuant to an agreement dated May 9, 2007 (Second Modification and Amendment Agreement) the Company restructured the terms of the notes and waived certain defaults related to subscription agreements with Double U Master Fund L.P. and aggregate investments of $560,000, $250,000 and $594,000, with a maturity date of March 28, 2008. Interest at the rate of 12% payable monthly, with principal payments of 3% of the outstanding principal due at the end of each three month period commencing May 1, 2007. From November 1, 2007 to March 31, 2008 the Company must pay 1% of the outstanding principal due at the end of each monthly period.

The Notes include certain features that are considered embedded derivative financial instruments.

The initial relative fair value assigned to the embedded derivatives was $661,550. The warrants are exercisable for three years from May 9, 2007 at a price of $0.02 per share. The accounting treatment of the derivatives and warrants requires the Company record the warrants at their fair values as of the inception date of the debt issuance up to the allocated net proceeds of the debt, which totaled $3,300

The Company recorded the fair value of the derivatives ($661,550) and warrants ($3,300) to debt discount, aggregating $664,850, which will be amortized to interest expense over the term of the Note. Amortization of $107,430 was recorded for the six months ended June 30, 2007.

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Black Scholes option pricing model. Assumptions regarding the life for the embedded derivatives were 327 days, expected dividend yield of 0%, a risk free rate of 4.58%, and a volatility of 128.56%. Assumptions regarding the life for the warrants were 1,095 days, expected dividend yield of 0%, a risk free interest rate of 4.91%, and a volatility of 128.56% The determined value of both the warrants and the underlying embedded derivatives as of June 30, 2007 was $1,230,391. The net change of $565,541 in the fair value of the derivative and warrant liability values from the initial valuation has been recorded as a loss from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE G - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY (CONTINUED)

Convertible Note dated May 10, 2007

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

Attached to the Subscription agreement were 10,000,000 warrants to purchase the Company’s common stock over the next three years with an exercise price of $0.02.

The Notes include certain features that are considered embedded derivative financial instruments.

The initial relative fair value assigned to the embedded derivatives was $721,983. The warrants are exercisable for three years from May 10, 2007 at a price of $0.02 per share. The accounting treatment of the derivatives and warrants requires the Company record the warrants at their fair values as of the inception date of the debt issuance up to the allocated net proceeds of the debt, which totaled $41,000

The Company recorded pro rated fair value of the derivatives ($635,889) and warrants ($36,111) to debt discount, aggregating $672,000, which will be amortized to interest expense over the term of the Note. Amortization of $186,261 was recorded for the six months ended June 30, 2007.

The Company determined the fair value of the embedded derivatives and valued the related warrants using the Black Scholes option pricing model. Assumptions regarding the life for the embedded derivatives were 180 days, expected dividend yield of 0%, a risk free rate of 4.95%, and a volatility of 128.56%. Assumptions regarding the life for the warrants were 1,095 days, expected dividend yield of 0%, a risk free interest rate of 4.60%, and a volatility of 128.56% The determined value of both the warrants and the underlying embedded derivatives as of June 30, 2007 was $520,858. The net change of $151,142 in the fair value of the derivative and warrant liability values from initial valuation has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

Additionally, in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for unrelated warrants to purchase its common stock due to the circumstances described above as liabilities. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.54 to 4.58%, and a volatility of 105.94%. The determined fair value of the warrants and options as of June 30, 2007 was $1,180. The net change of $20,183 in the fair value of the derivative and warrant liability values from December 31, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

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
June 30, 2007

NOTE H - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, 200,000,000 shares of Class A common stock with par value of $.001 per share, and 5,000,000 shares of Class B common stock with par value $.001 per share.

As of June 30, 2007, the Company has no preferred stock issued and outstanding. The Company has 164,934,179 shares of Class A common stock issued and outstanding at June 30, 2007. The Company also has issued and outstanding 2,000,000 shares of Class B common stock at June 30, 2007.

For the six month period ended June 30, 2007, the Company issued an aggregate of 3,833,333 shares of Class A common stock to attorneys and consultants for services rendered in the amount of $31,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 14,416,667 shares of Class A common stock to various employees and directors in exchange for $141,655 of liabilities accrued as of December 31, 2006. The Company issued an aggregate of 24,300,124 shares of common stock in exchange for conversion of its convertible debenture in the amount of $121,750. The Company issued 11,162,082 shares of its common stock in exchange for interest expenses in the amount of $184,742.

In June 2005, the Company entered into a Class B Common Stock Conversion Agreement (the "Agreement") with its Chief Executive Officer ("Holder"). Holder is the only holder of shares of Company's Class B common stock. The Agreement provides that upon the occurrence of certain events, the Company shall convert shares of its Class B common stock into shares of its Class A common stock at a ratio of five (5) Class A shares for every one Class B share. As of June 30, 2007, the conversion has not occurred.

 In 2006 our Board of Directors approved the Swiss Medica, Inc. 2006 Equity Incentive Plan which permits the Company to grant, for a ten year period, stock awards, stock bonuses and stock options. . We had originally reserved 15,000,000 shares of our Class A common stock for issuance to our directors, employees and consultants under the Plan. As of June 30, 2007, there were no stock awards and bonuses under the Plan.

NOTE I - OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock. These warrants were granted in lieu of cash compensation for services performed or in connection with debt or equity financing, each warrant to purchase one share of the Company’s Class A common stock.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.0033	2,000,000	2.03	0.0033	2,000,000	0.0033
0.02	18,038,750	2.98	0.02	18,038,750	0.02
0.20	6,850,000	4.02	0.20	6,850,000	0.20
	26,888,750	3.16	$0.06	26,888,750	$0.06

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE I - OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to non-employees are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at January 1, 2005	27,331,175	$0.34
Granted	6,495,000	0.30
Exercised	(20,556,500)	0.24
Canceled or expired	(265,000)	0.25
Outstanding at December 31, 2005	13,004,675	$0.30
Granted (*)	8,700,000	0.20
Exercised	-	-
Canceled or expired	(900,000)	0.20
Outstanding at December 31, 2006	20,804,675	$0.26
Granted	18,038,750	0.02
Exercised	-	-
Canceled or expired	(11,954,675)	0.30
Outstanding at June 30, 2007	26,888,750	$0.06

(*) Included in the warrants issued during the year ended December 31, 2006 were an aggregate of 2,000,000 warrants granted to a noteholder in connection with issuance of convertible note (Note G). These warrants have an original exercise price of $0.20. Pursuant to the note and warrant agreement, if the Company subsequently issues any common stock, options, or convertible securities at below $0.20 per share, the exercise price of these warrants shall be adjusted to match the lowest price of the common stock, options or convertible securities issued. As of June 30, 2007, the exercise price of these warrants had been adjusted down to $0.0033 per share.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of June 30, 2007 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of June 30, 2007 and the previous valuation as of December 31, 2006 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

During the six months ended June 30, 2007, the Company issued an aggregate of 11,500,000 warrants to a noteholder in connection with issuance of convertible note (Note G). The Company also issued an aggregate of 6,538,750 warrants with exercise price of $0.02 to the same noteholder in exchange for 6,538,750 warrants, with exercise price ranging from $0.20 to $0.42, previously issued to this noteholder. These warrants had been accounted for as financing expenses in prior periods, and the re-issuance of warrants results in additional financing expense of $6,102, calculated using Black-Scholes pricing model, has been charged to operations during the six months ended June 30, 2007.

Employee Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	1,986,098	2.28	$0.10	1,986,098	$0.10
$0.25	43,902	3.34	$0.25	43,902	$0.25
	2,030,000	2.30	$0.10	2,030,000	$0.10

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE I - OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

Transactions involving stock options issued to employees and directors are summarized as follows:

	Number of Options	Weighted Average Price Per Share
Outstanding at January 1, 2005	3,431,098	$0.10
Granted	168,902	0.25
Exercised	(280,000)	0.10
Canceled or expired	(190,000)	0.10
Outstanding at December 31, 2005	3,130,000	$0.11
Granted	-	-
Exercised	(530,000)	0.10
Canceled or expired	(175,000)	0.10
Outstanding at December 31, 2006	2,425,000	$0.11
Granted	-	-
Exercised	-	-
Canceled or expired	(395,000)	0.15
Outstanding at June 30, 2007	2,030,000	$0.10

There were no employee stock options granted and no employee stock options vested during the three month period ended June 30, 2007. There were 84,451 employee stock options vested during the six month period ended June 30, 2006, compensation expense of $5,433 was charged to operations during the three months ended June 30, 2006.

NOTE J - RELATED PARTY TRANSACTIONS

One of the Company’s Officers and Directors has short-term loans to the Company of $190,978 as at June 30, 2007. These loans are non-interest bearing and due upon demand. One of the Company’s major customers is an entity controlled by one of the Company’s Directors. Sales to this related party for the six month period ended June 30, 2007 totaled $105,720 and no sales for the six month period ended June 30, 2006. There was no Accounts Receivable due to the Company from the related party as of June 30, 2007.

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office and warehouse facilities on a four year lease basis in Richardson, Texas, expiring April 1, 2009. Monthly rents under the lease are $1,694. The Company leases office and warehouse facilities on a five year basis in Mississauga, Ontario, Canada, expiring May 31, 2011. Gross monthly rents under the lease are $11,558, CAD. The Company is in default relating to both lease commitments. Commitments for minimum rentals under non cancelable leases at June 30, 2007 are as follows:

 SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)

Twelve months ended June 30, 2008	$141,006
2009	140,072
2010	124,826
2011	114,424

Total	$520,328

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

In August 2006, our Board of Directors and stockholders owning an aggregate of 2,000,000 shares of Class B common stock and 10,498,609 shares of Class A common stock outstanding as of the Record Date (or 54.8% of the outstanding stockholder votes) have consented to authorize the Company to effect a reverse stock split of the Company's common stock at a ratio to be later determined by the Board of Directors of at least 1-for-2 but no greater than 1-for-10. As of June 30, 2007. there were no further development regarding this matter.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

Westwood One, Inc. v. Swiss Medica, Inc. (Case No. 06-114192).

In or about the early part of 2006, certain disputes arose between Westwood One and the Company in connection with certain agreements for advertising and promotional services.  Westwood One alleged that the Company had breached certain advertising agreements by failing to pay certain invoices.  The Company alleged that Westwood One had breached an advertising agreement by misrepresenting certain terms.  On March 20, 2006, the Company entered into an Affidavit of Confession of Judgment. On or about October 3, 2006, after the Company failed to make settlement payments to Westwood One, Westwood One entered judgment against the Company in the Supreme Court for the County of New York in the state of New York (Index No. 06-114192) in the amount of $217,383. The Company has paid $75,000 of this judgment and has entered into a subsequent settlement agreement in which it agreed to pay the balance of $142,381 by April 10, 2007. The Company had paid approximately $19,000 of this amount, but did not pay the entire balance by April 10, 2007. The Company subsequently paid $40,030 to Westwood One in May 2007. Subsequent to the date of financial statements, Westwood One has caused certain accounts held in the Company’s name, at various financial and other institutions, to be attached, garnished and/or frozen pursuant to the judgment.

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

American Carton Company v. Swiss Medica, Inc. (Case No. 352-216751-06)

American Carton Company (“ACC”) filed this action in the District Court of Tarrant County, Texas, 352nd Judicial District on or about February 24, 2006. ACC asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $141,107.54 along with pre-judgment interest of $1,081.92 and attorneys’ fees of $800 on May 19, 2006. The Company and ACC subsequently entered into a settlement agreement to resolve the matter in March 2007 and the Company agreed to pay ACC approximately $18,000. No payments have been made to date.

Salem Radio Network v. Swiss Medica, Inc. (Case No. 06-10177-D)

Salem Radio Network (“Salem”) filed this action in the County Court of Law, No. 4, in Dallas County, Texas in 2006. Salem asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $77,807.50 along with pre-judgment interest of $8,169.00 and attorneys’ fees of $25,000 on August 16, 2006. The Company and Salem subsequently entered into a settlement agreement to resolve the matter in May 2007 for approximately $63,000. The Company paid Salem $16,000 of this settlement amount in May 2007.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE L - MAJOR CUSTOMERS AND VENDORS

Revenue from two (2) major customers, which accounted for greater than 10% of total sales, approximated $188,000 or 62% of sales for the six month period ended June 30, 2007. One of the major customers is an entity controlled by one of the Company’s Directors. Sales to this related party for the six month period ended June 30, 2007 totaled $105,720. There was no Accounts Receivable due to the Company from the related party as of June 30, 2007. Revenues from three (2) major customers which accounted for greater than 10% of total sales, approximated $519,100 or 71% of sales for the six month period ended June 30, 2006.

There were no purchases from major suppliers that accounted for greater than 10% of total purchases for the six month periods ended June 30, 2007 and 2006 respectively.

NOTE M - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month periods ended June 30, 2007 and 2006, the Company incurred losses of $2,962,155 and $5,887,768, respectively. The Company’s current liabilities exceeded its current assets by $8,757,979 and the accumulated deficit amounted to $45,006,201 as of June 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products, and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Accordingly the accompanying condensed consolidated financial statements for the six month period ended June 30, 2006 have been restated to reverse sales recorded in error. The adjustments are: reversal of recorded sales resulting in a decrease in accounts receivable and sales of $616,896 and related inventory increase of $40,032.

The net effect of these adjustments is an increase in net loss from $5,310,904 to $5,887,864 or $576,864 increase for the six month period ended June 30, 2006 with no net effect on cash flows.

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

The following tables summarizes the effects of these adjustments on the Company’s condensed consolidated statement of losses and statement of cash flow for the six month period ended June 30, 2006:

NOTE N – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Losses
Six month period ending June 30, 2006

	As Previously
	Reported	Adjustment	Reference	As Restated
Revenues, net	$1,348,056	$(616,896)	(a)	$731,160
Cost of sales	471,522	(40,032)	(a)	431,490
Gross profit	876,534	(576,864)	(a)	299,670

Operating expenses:
Selling, general and administrative	5,896,894	-		5,896,894
Depreciation and amortization	97,709	-		97,709
Total operating expenses	5,994,603	-		5,994,603

Loss from operations	(5,118,069)	(576,864)	(a)	(5,694,933)

Interest expense, net	(655,260)	-		(655,260)
Net Gain on Revaluation of Warrant Liability	462,425	-		462,425
Provision for income taxes	-	-		-

Net loss	$(5,310,904)	$(576,864)	(a)	$(5,887,768)

Loss per common share (basic and assuming dilution)	$(0.05)	$(0.01)	(a)	$(0.06)

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE N – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Six months ended June 30, 2006

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss	$(5,310,904)	$(576,864)	(a)	$(5,887,768)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued in exchange for services rendered	284,032	-		284,032
Common stock issued in exchange for financing costs	-	-		-
Warrant amortization charged to interest expense	45,947	-		45,947
Share issuances charged to interest expense	102,724	-		102,724
Convertible debenture amortization charged to interest expense	164,142			164,142
Stock based compensation	5,433			5,433
Net gain on revaluation of warrant liability	(462,425)	-		(462,425)
Depreciation and amortization	97,709	-		97,709
(Increase) in prepaid expense	(126,436)	-		(126,436)
(Increase) in accounts receivable	866,872	516,896	(a, b)	1,383,768
Decrease in inventories	680,211	(40,031)	(a)	640,180
(Increase) decrease in deposits and other assets	145,097	-		145,097
Increase in accounts payable and accrued liabilities	849,714	100,000	(b)	949,714
Net cash (used in ) operating activities	(2,657,884)	-		(2,657,884)

Net cash provided by financing activities:
Proceeds from notes payable, net of repayments	560,111	-		560,111
Proceeds from (repayments to) convertible debentures	2,000,000	-		2,000,000

Proceeds from sale of common stock and exercise of stock options, net of costs and fees	89,667	-		89,667
Net cash provided by financing activities:	2,649,778	-		2,649,778

Net (decrease) in cash and cash equivalents	(8,106)	-		(8,106)
Cash and cash equivalents at beginning of period	45,700	-		45,700
Cash and cash equivalents at end of period	$37,594	$-		$37,594

SWISS MEDICA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE N – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
The Company concluded that certain sales that were recorded in the six month period ended June 30, 2006 did not meet the criteria as described in Staff Accounting Bulletin no. 104 - Revenue Recognition which superseded Staff Accounting Bulletin no. 101 - Revenue Recognition in Financial Statements. Therefore, the Company reversed $616,896 of previously recorded sales and reclassified the related inventory of $40,032. The net effect to operations was $576,864.

(b)
The Company concluded that certain cash received during the six months ended June 30, 2006 related to the sales reversed in the six month period ended June 30, 2006 and during the year ended December 31, 2005 be reclassified as deferred revenue, and were included in accrued liabilities. The net effect was $100,000 being reclassified from a reduction of Accounts Receivable to Accounts Payable and Accrued Liabilities.

NOTE O - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 3,625,000 Class A common shares to Montgomery Equity Partners as $29,000 principal payment towards its convertible debenture with Montgomery.

The Company filed Form 8-K on May 30, 2007 which included report relating to error in recording sales in first quarter of 2006 and error in second and third quarter of 2006 relating to accounting for the contractually re-pricing of the stated exercise price of the warrants to acquire the Company’s common stock issued to the holders of the Company’s debentures. Interim financials issued throughout 2006 have not been reissued. The necessary corrections to apply the accounting principles on the aforementioned transactions have been reflected in the reported 2006 annual financial information, and second quarter restated 2006 interim financials are reflected in this current interim financial information and the third quarter restated 2006 interim financials will be reflected in the 2007 interim financial information to be issued.

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

(1)Title and risk of ownership have passed to the customer;
(2)The Company has obtained a written fixed purchase commitment;
(3)The customer has requested in writing the transaction be on a bill and hold basis;
(4)The customer has provided a delivery schedule;
(5)All performance obligations related to the sale have been completed;
(6)The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7)The product is segregated and is not available to fill other orders.

The Company records any payment received in advance from customer not meeting revenue recognition criteria as deferred revenue in liability section of the balance sheet. At June 30, 2007, deferred revenue balance (included in accounts payable) was $50,000.

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

We may also seek to acquire additional consumer healthcare products or companies that address other chronic health markets

Results for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 (as restated) respectively:

Swiss Medica revenues were $87,047 and $126,555 for the second quarter of 2007 and 2006 respectively.

The following is a summary of financial information for the three months ending June 30, 2007 and 2006 respectively:

	For the three months ended June 30,
	2007	2006 (as restated)

Revenues, net	$87,047	$126,555
Cost of Sales	26,154	272,852
Gross Profit	60,894	(146,297)

Operating Expenses:
Selling, General and Administrative	998,560	3,652,464
Depreciation and Amortization (Note C and D)	48,854	48,855
Total Operating Expenses	1,047,415	3,701,319

Loss from Operations	(986,520)	(3,847,616)

Interest Expense, net	(925,537)	(462,975)
Net Gain (Loss) on Revaluation of Warrant Liability (Note G)	(332,687)	462,975
Provision for Income Taxes	-	-

Net Loss	$(2,244,744)	$(3,848,166)

Cost of Sales and Gross Profit

Cost of sales for our quarter ending June 30, 2007 were $26,154, compared to $272,852 for the three months ending June 30, 2006. We anticipate normalized gross profit percentages to be between 60% and 80%, depending on the distribution mix of our revenue streams and related discounts. It should also be noted that the raw materials used in the production process are commodities and subsequently prices may vary significantly, depending upon prevalent market conditions.

Selling, General and Administrative Expenses

A summary of our Selling, General and Administrative costs is as follows:

Stock-based compensation to consultants & professional advisors totaled $31,000 for the quarter ending June 30, 2007 compared to $125,719 for the three months ending June 30, 2006. Stock based compensation was granted to recruit and compensate legal, marketing, business and development advisors.

Selling, General and Administrative costs totaled approximately $1.0 million and $3.7 million for the three month period ended June 30, 2007 and 2006 respectively ($1.6 million and $5.9 million for the six months ending June 30, 2007 and 2006 respectively, and includes approximately:

•	$135,000 on payroll and related benefits ($321,000 for six months ending June 30, 2007)
•	$59,000 on Agent’s fees & Logistic Services ($109,000 for six months ending June 30, 2007)
•	$475,000 on Fees and Licenses ($559,000 for six months ending June 30, 2007)
•	$68,000 on Legal fees ($94,000 for the six months ending June 30, 2007)
•	Other selling, general and administrative costs include insurance, rent, travel, and other office expenses.

Depreciation and Amortization

Depreciation & Amortization expenses of $48,854 were incurred during each of the three month periods ended June 30, 2007 and 2006 to amortize the tangible and intangible assets acquired from the General Cosmetics Corporation acquisition and office equipment purchases. Depreciation & Amortization expenses for each of the six month periods ending June 30, 2007 and 2006 totaled $97,709.

Interest Expense

Interest expenses of $925,537 and $462,975 were incurred during the three month periods ending June 30, 2007 and 2006 respectively ($1,395,730 and $655,260 for the six months ended June 30, 2007 and 2006 respectively), relating to interest paid on promissory notes and redeemable debentures. During the second quarter of 2007, 11,162,082 shares, valued at $184,742, were issued relating to loan fees and charged to interest expense and $545,471 relating to convertible debenture amortization was charged to interest expense ($184,742 and $805,113 for the six months ended June 30, 2007 respectively).

Liquidity and Capital Resources

As of June 30, 2007 we had no usable cash available to us. Our current liabilities exceeded current assets in the amount of $8,757,979. As a result of our operating losses incurred during the quarter ended June 30, 2007, adjusted by $31,000 of common stock issued to employees and consultants in exchange for compensations, $97,709 of depreciation and amortization of fixed assets and intangible assets, $205,010 of decrease in assets, $14,662 increase in cash disbursed in excess of available funds, and $397,364 of increases in accrued liabilities, $877,113 convertible debenture amortization charged to interest expense, $63,392 net los on revaluation of warrant liability, we generated a cash flow deficit from operating activities of $1,163,163 for the six months ending June 30, 2007. We met our cash requirements primarily through the net proceeds from issuing notes payable and convertible notes payable of approximately $1,076,718 during the six month period ended June 30, 2007.

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

Our registered independent certified public accounting firm has stated in its report, which is included with our audited financial statements in the Form 10-KSB for the year ended December 31, 2006, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. . In addition, as of June 30, 2007 we had no usable cash and we will require additional financing in the near term.

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

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 8% of our outstanding Class A common stock, and a majority (approximately 63%) of our outstanding voting stock.  There is currently an aggregate of 170,559,179 shares of Class A and Class B Common Stock outstanding. The holders of the Class A and Class B Common Stock vote together on all matters submitted to a shareholder vote. Raghunath Kilambi, our Chief Executive Officer and director, owns 5,459,451 shares of our Class A Common Stock, and 2,000,000 shares of our Class B Common Stock which constitute all outstanding shares of our Class B Common Stock. Each share of Class B Common Stock is entitled to fifty votes of Class A Common Stock. Therefore our executive officers and directors have the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impede a merger, consolidation, take over or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

Sales of shares of our Class A common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 168,559,179 shares of Class A common stock outstanding as of August 8, 2007, 120,575,600 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 26,385,891 shares of Class A common stock which will be held by existing stockholders, including the officers and directors, are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may currently be resold under Rule 144.

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

As previously disclosed in a Current Report on Form 8-K , which we filed on May 30, 2007, our Board of Directors authorized us to amend and restate the financial statements contained in the previously-filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-QSB or Form 10-QSB for the quarterly periods ended March 31, 2006, June 30, 2006, September 30, 2006, (collectively, the “Financial Statements”). During the Company’s review of its prior sales, the Company concluded that certain sales that were recorded in the year ended December 31, 2005 did not meet the criteria as described in Staff Accounting Bulletin no. 104 Revenue Recognition which superseded Staff Accounting Bulletin no. 101 Revenue Recognition in Financial Statements.  In addition the Company concluded that it did not properly account for derivatives related to a convertible security for the Quarterly Reports on 10QSB for the quarterly periods ended September 30, 2006.

In connection with the restatement, our Chief Executive Officer and our Chief Financial Officer considered the effect of the errors on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB for the period ended June 30, 2007. Due to the restatement, the certifying officer determined that a material weakness had occurred in relation to our reporting at December 31, 2005 through June 30, 2006 and that the disclosure controls and procedures relating to this subject matter were therefore not effective.

There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Westwood One, Inc. v. Swiss Medica, Inc. (Case No. 06-114192).

In or about the early part of 2006, certain disputes arose between Westwood One and the Company in connection with certain agreements for advertising and promotional services.  Westwood One alleged that the Company had breached certain advertising agreements by failing to pay certain invoices.  The Company alleged that Westwood One had breached an advertising agreement by misrepresenting certain terms.  On March 20, 2006, the Company entered into an Affidavit of Confession of Judgment. On or about October 3, 2006, after the Company failed to make settlement payments to Westwood One, Westwood One entered judgment against the Company in the Supreme Court for the County of New York in the state of New York (Index No. 06-114192) in the amount of $217,383. The Company has paid $75,000 of this judgment and has entered into a subsequent settlement agreement in which it agreed to pay the balance of $142,381 by April 10, 2007. The Company had paid approximately $19,000 of this amount, but did not pay the entire balance by April 10, 2007. The Company subsequently paid $40,030 to Westwood One in May 2007.

As of late July 2007, Westwood One has caused certain accounts held in the Company’s name, at various financial and other institutions, to be attached, garnished and/or frozen pursuant to the judgment.

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

American Carton Company v. Swiss Medica, Inc. (Case No. 352-216751-06)

American Carton Company (“ACC”) filed this action in the District Court of Tarrant County, Texas, 352nd Judicial District on or about February 24, 2006. ACC asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $141,107.54 along with pre-judgment interest of $1,081.92 and attorneys’ fees of $800 on May 19, 2006. The Company and ACC subsequently entered into a settlement agreement to resolve the matter in March 2007 and the Company agreed to pay ACC approximately $18,000. No payments have been made to date.

Salem Radio Network v. Swiss Medica, Inc. (Case No. 06-10177-D)

Salem Radio Network (“Salem”) filed this action in the County Court of Law, No. 4, in Dallas County, Texas in 2006. Salem asserted claims for certain unpaid invoices against the Company. The Company maintains it was never properly served with the summons and complaint. A default judgment was entered against the Company in the principal amount of $77,807.50 along with pre-judgment interest of $8,169.00 and attorneys’ fees of $25,000 on August 16, 2006. The Company and Salem subsequently entered into a settlement agreement to resolve the matter in May 2007 for approximately $63,000. The Company paid Salem $16,000 of this settlement amount in May 2007.

Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended June 30, 2007 we issued an aggregate of 11,912,082 shares of our Common Stock to various individuals and corporations in exchange for consulting services and accrued liabilities. The total value of the 11,912,082 shares issued was approximately $192,241. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Double U Master Fund L.P.

On May 9, 2007 the Company entered into a Second Modification and Amendment Agreement relating to aggregate investments by Double U Master Fund L.P. (“Double U”) of $560,000, $250,000 and $594,000 of principal amount of convertible promissory notes of the Company. The Company is currently in default under the terms of the Second Modification Agreement as it has not paid $42,120 of the principal amounts due on July 31, 2007 required under the terms of the agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Termination of certain officers; resignation or removal of directors, other than as a result of disagreement or removal for cause.

On May 31, 2007 Mr. Grant Johnson resigned as the President, Chief Operating Officer and Director of the Company for personal reasons. Mr Johnson has agreed to serve as a consultant to the Company following his resignation.

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

2.3 Agreement and Plan of Merger of Yournet, Inc. with and into Global Path Incorporated dated June 25, 2001 (2)

3.1 Articles of Incorporation, as amended (3)

3.2 Bylaws (3)

31.1. Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

31.2. Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)(4)

32.1. Certification of the Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

32.2. Certification of the Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code (4)

(1)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 28, 2000.

(2)	Incorporated by reference from a Definitive Information Statement filed with the Securities and Exchange Commission on July 6, 2001.

(3)	Previously filed.

(4)	Filed herewith.

(5)	Incorporated by reference from a Form 8-K filed with the Securities and Exchange Commission on March 31, 2005.

SWISS MEDICA, INC.

By: RAGHUNATH KILAMBI

/s/ Raghunath Kilambi

Date: August 20, 2007	Raghunath Kilambi, Chief Executive Officer

SUBSIDIARIES

Subsidiary	State of Incorporation

1. Anti-Depression Biohealth Solutions, Inc.	Florida